Form 10KSB
period 2000-12-31
ENVIRO INDUSTRIAL TECHNOLOGIES INC
filed 2001-03-29
CIK 1123832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                        (NAME OF SMALL BUSINESS ISSUER)

             STATE OR OTHER JURISDICTION OF INCORPORATION: DELAWARE

                  IRS EMPLOYER IDENTIFICATION NO.: 06-1579072

119 WEST 23RD STREET, SUITE 508, NEW YORK, NEW YORK                        10011
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (212) 741-8512
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                -------------------                                ---------------------
           COMMON STOCK, PAR VALUE $.001                                   NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were: $ 0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is N/A as the securities are not publicly traded.

     The number of shares outstanding of Registrant's common stock, as of March 28, 2001, is 13,750,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Registrant was incorporated in the State of Delaware on March 31, 2000, and plans to enter the industrial mining business, in part by seeking to acquire not less than 80% of the issued and outstanding common shares of Hedman Resources Limited, a corporation organized under the laws of the Canadian province of Ontario, which was incorporated in 1956, and whose stock is listed on the Canadian Venture Exchange Capital market. At the annual meeting of Hedman held on January 16, 2001, the shareholders of Hedman approved a merger between Hedman and the Registrant, by which Hedman would become a subsidiary of the Registrant. This merger is contingent, among other things, upon the approval for listing on the NASD OTC Bulletin Board of Registrant's shares of common stock, for which no assurance can be given as of the date of this Annual Report on Form 10-KSB.

     Registrant became a reporting company through the filing of a Registration Statement on Form 10-SB, which became effective on November 14, 2000. Registrant's stock has not commenced trading on the NASD OTC Bulletin Board, and will not trade until the Registration Statement has cleared the United States Securities and Exchange Commission's comment process, and the application for listing has been approved.

     Registrant, assuming that it can complete the merger referred to in the previous paragraph, will be engaged specifically in the mining of vermiculite in a contiguous block of 3 currently unpatented mining claims in Matheson, in the province of Ontario, Canada, comprising 35 claim-units, and processing the resulting ore. (A mining claim in Canada that is unpatented allows a holder to perform exploration work and prospecting, but no ore removal, whereas a patented mining claim enables a holder to explore and prospect for, as well as process, ore.) Vermiculite is the geological name given to a group of minerals, which are aluminum iron ore magnesium silicates resembling mica in appearance.

     Registrant intends to process the ore by removing rock and other impurities, and crushing the ore and exposing it to high temperatures. This will cause the vermiculite ore to exfoliate, or expand, to many times its original volume, turning flakes of ore into lightweight porous granules containing millions of minute air layers. This process would make the vermiculite possess certain thermal, chemical and acoustical insulating properties of economic value, for use in lightweight concrete, agricultural products, insulation, construction, metallurgy, chemistry and ceramics. It is Registrant's belief that it can produce an asbestos-free product which, given recent moves in the European Union to ban the use of chrysotile (or white) asbestos, and moves by the United States Environmental Protection Agency and Food and Drug Administration to sharply limit the presence of asbestos in the environment, could be of economic value, as industry seeks asbestos substitutes.

     Registrant also intends, aside from being a supplier of processed vermiculite, to become a supplier of high heat industrial minerals and a manufacturer of high performance filler for industrial uses, such as lizardite.

     Hedman has historically been a material processing company, which sold a primary product known as Hedmanite, which it recently ceased producing, owing to declining demand. Hedman has repositioned itself from an ore supplier, to a supplier of a processed product, Superfil brand lizardite.

     Registrant has commenced (through Hedman) marketing samples to potential industrial customers of Superfil, a trade name for a lizardite ore product produced from lizardite, an ore found on Hedman's mining property. Registrant believes that Hedman is the only extractor of lizardite ore in Canada, and possibly in the world. Lizardite has a high tensile strength, flexibility, and resistance to thermal, chemical and electrical conditions. These properties make it desirable when used as a formula component in a wide range of industrial and commercial properties, such as heat resistant industrial mineral filler, brake linings, construction materials, asphalt, gaskets, and plastics and polymers. Hedman has created a process which removes white asbestos (chrysotile) from the finished Superfil product to a level which meets stringent environmental standards.

     There are a variety of products that could compete with lizardite as an asbestos substitute, including wollastonite, cellulose, chemically treated wood fiber, fibrous glass, ceramic fillers, gypsum, rock wool, mineral wool, diatomaceous earth, vermiculite, graphite, cement pipe, calcium silicate, carbon fiber, glass fiber, steel fiber, wollastonite, and certain types of organic fibers. At the present time, polyvinyl alcohol (or PVA), aramid and cellulose are the principal non-asbestos fibers used in industrial applications.

     Registrant, through Hedman, is pursuing a marketing strategy that includes continued development of Superfil (lizardite) application research and development, joint venture opportunities and promotion of technical and specification dominance, based on the primary heat, fire and abrasion characteristics of Superfil. Registrant has also purchased from Krystar International, Ltd. (a company organized under the laws of the Bahamas) the vermiculite claims owned by Krystar in the northeastern part of Ontario province, Canada. These claims have been shown to contain high grade vermiculite which is currently available only in substantial quantities from sources in Asia and Europe. Registrant and Hedman believe that a merger of their two interests would be beneficial, because it would allow Hedman to create an application formula combining Superfil/lizardite with Registrant's high-grade vermiculite, to enhance Superfil's fire, heat and strength performance.

     The three product categories represented by Hedman's targeted marketing are: (1) Building products, including cement products (pipes, sheets, shingles, siding, and precast products) and insulation and drywall products, (2) Plastics products, including Nylon, Polypropylene and PVC plastic products and moulding compounds used in the electronic, automotive and printing industries, and (3) Automotive Brake Products, such as heavy truck brake shoes, brake linings, and clutch facings and industrial linings for equipment and appliances.

     Registrant, through Hedman, will market Superfil through a series of worldwide distributors, including Kraft Chemical Company, Alliance Financial Ltd., and Western Reserve Company of the United States, 123 Supply Inc. of Canada, Ultra Chem Corporation of Taiwan, Aichi Sangyo Company of Japan, Hindustan Composites Company of India, and Fermel Investment Corporation of South America. These companies will distribute Superfil to Hedman's current customers, as well as to customers in Hedman's target markets. Each of these distributors is believed by the Registrant to have its own highly skilled technical sales force, which will be compensated based on a commission system linked to the volume of product sold.

     Hedman has also entered into Sales Agency Agreements and/or Distributor Agreements with companies in the United States, Canada, the Bahamas, and the British Virgin Islands. Hedman provides product training to the agent-distributor sales force, as well as marketing support. The sales force will be compensated through a mixture of commissions and stock options.

     As of December 31, 2000, and as of March 15, 2001, Registrant had 2 total employees, neither of whom were full-time employees.

ITEM 2  DESCRIPTION OF THE PROPERTY

     Registrant does not own any real property. Registrant maintains its corporate headquarters at 119 West 23rd Street, New York City, New York. The space consists of approximately 700 square feet, and is leased by Registrant on a month-to-month basis, at the rate of $1,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to, or is involved in, any material litigation, nor is it aware, to the best of its knowledge, of any pending or contemplated proceedings against it by any third party or any governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Enviro Industrial Technologies, Inc. during the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant has authorized capital stock of 50,000,000 shares of common stock, par value $.001 per share, of which 13,750,000 are issued and outstanding as of March 15, 2001. Registrant is also authorized to issue 10,000,000 shares of preferred stock, par value $.001 per share, none of which is outstanding at the date of this Annual Report on Form 10-KSB.

     Holders. The approximate number of holders of record of the Registrant's common stock, as of March 1, 2001, is 28.

     Dividends. Historically, no dividends have been paid on the Registrant's common stock, and Registrant does not foresee paying any dividends on its common stock.

     Recent Sales of Unregistered Securities. On March 31, 2000, the Registrant sold an aggregate of 3,750,000 shares of its common stock to its founders pursuant to Section 4(2) of the Securities Act of 1933, and not in connection with any public offering. It is the view of the Office of Small Business of the United States Securities and Exchange Commission that both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are underwriters of the securities issued; therefore, resale of such securities must be registered under the Securities Act of 1933, unless an exemption is available. It is also the view of the Office of Small Business that Rule 144 promulgated under the Securities Act of 1933 would not be available for such resale transactions.

     The purchasers of such 3,750,000 shares were as follows:

TVP Capital Corp............................................  1,165,641
Tom Franzone................................................    823,953
R. DiBattista Investments Inc...............................    623,953
Delf Investments and Construction Ltd.......................    623,953
Tunku Mudzaffar Bin Tunku Mustapha..........................    200,000
Bondy & Schloss LLP.........................................    112,500(1)
Vasilik Kalantzkos..........................................    100,000
Romeo DiBattista Jr. .......................................    100,000

(1) Issued to Enviro's corporate counsel as compensation for legal services rendered.

     In September, 2000, the Registrant sold, through a Regulation D offering under Rule 506 promulgated under the Securities Act of 1933, a combination of $1 million in cash and promissory notes to an accredited investor. Pursuant to the offering, Registrant sold a total of 10 million shares of its common stock, at $0.10 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to whether a commercially viable diamond deposit will be found; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

NO OPERATIONS TO DATE OF ENVIRO INDUSTRIAL TECHNOLOGIES

     Enviro was incorporated on March 31, 2000. To date, the Company's operations have been limited to becoming a reporting company, building an infrastructure, acquiring three unpatented mining claims in Ontario, Canada which are in the exploration stage and commencing definitive feasibility studies. During the period from March 31, 2000 (date of inception) through December 31, 2000, Enviro incurred research and development expenses and general and administrative expenses of $150,000 and $132,000, respectively. As a result, it has incurred a net loss for the period ending December 31, 2000 of approximately $322,000 or ($.09 per share) based on a weighted average number of common shares outstanding of 3,773,000. The Company has funded its operations principally with advances from certain of its stockholders in the amount of approximately $748,000, approximately $483,000 of which was advanced to Hedman Resources Limited. As Enviro has not yet begun its operations, it has not yet begun to generate any revenues and cash flows. Enviro had a working capital deficiency of approximately $309,000 as of December 31, 2000. Enviro anticipates that it may not have sufficient cash to meet its operating expenses during the next 12 months which is currently anticipated to approximate $250,000 and may have to seek funds through financing activities such as private placements or traditional bank financing. In September 2000, Enviro received subscriptions for a private placement of 10,000,000 shares of common stock at $.10 per share. During the period from January 1, 2001 through March 20, 2001, Enviro received proceeds of $209,500 attributable to sales and issuances of 209,500 shares, which reduced the subscription receivable balance from $999,000 at December 31, 2000 to $789,500 at March 20, 2001. However, unless Enviro receives additional proceeds from that offering or through other financing, it may not be able to operate as a going concern and it may have to curtail or terminate its operations and liquidate its business (See Note 1 of the notes to the Financial Statements).

     Enviro does not plan to conduct any product research or development during the next 12 months, but plans to further explore the vermiculite claims it purchased in September 2000 from Krystar International ("Krystar") with Hedman Management overseeing such exploration. The mining claims purchased from Krystar by Enviro were transferred to Enviro upon completion of certain administrative procedures at the Mining Recorder's office in Sudbury, Ontario. While the claims are in good standing and are held under the Mining Act of Ontario, any production development must be pursued under the Aggregate Resources Act of Ontario ("ARA"). The ARA captures all surfaces industrial mineral and sand gravel operations in Ontario except those on private land in areas undesignated by the ARA. The ARA requires that an application for an aggregate permit or license including a surveyed site plan, details of production and a rehabilitation plan be submitted all of which has been developed by Enviro. Enviro intends to submit an application to the ARA within the next 60 days. It is anticipated that it will take approximately three months for Enviro's application to be cleared by the ARA. What remains is for Enviro to strip the open pit areas of the vermiculite property exfoliate it and transport it to the end user. Enviro does not plan to add any significant equipment or to purchase or sell any plant or other operations during the next 12 months.

     Enviro intends to maintain the current level of its employees during the next quarter.

ITEM 7.  FINANCIAL STATEMENTS

     Our Balance Sheet as of December 31, 2000 and our Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 2000, together with the reports of J.H. COHN LLP, Independent Public Accountants, begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the accountants of Registrant since its inception.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following Table sets forth certain information regarding the executive officers and directors of Enviro Industrial Technologies, Inc. as of December 31, 2000.

NAME                                   AGE      TITLE             FIVE YEAR BUSINESS EXPERIENCE
----                                   ---      -----             -----------------------------
Teodosio V. Pangia...................  42    Chairman,     Teodosio V. Pangia has been a Director of
                                             CEO and       Enviro Industrial Technologies, Inc. since
                                             Director*     July 2000. Mr. Pangia is also the Chairman
                                                           of TVP Capital Corp., a U.S.-based, recently
                                                           formed, venture capital company which has
                                                           provided consulting services to the Company
                                                           since its inception. Since June 1997, Mr.
                                                           Pangia has been President of Tyler Dylan, an
                                                           Ontario based investment company. In June
                                                           1997, Mr. Pangia co-founded Environmental
                                                           Solutions Worldwide, a company that has
                                                           developed and patented a catalytic converter
                                                           that does not require precious metals. Mr.
                                                           Pangia remained at Environmental Solutions
                                                           Worldwide until July 1999. From July 1995
                                                           through July 1997, Mr. Pangia was Director
                                                           and Chief Executive Officer of Ecology Pure
                                                           Air International, a Canadian company
                                                           engaged in developing an automobile fuel
                                                           catalyst. A recent venture of Mr. Pangia is
                                                           Diamond Discoveries International
                                                           Corp.("DDII") of which he is Chairman and
                                                           Chief Executive Officer. DDII is a junior
                                                           exploration company whose primary focus is
                                                           developing the company's mining claims for
                                                           the potential of diamonds in Northern Quebec
                                                           Canada. From 1992 to 1995, Mr. Pangia was a
                                                           Director and Chief Executive officer of EPA
                                                           Enterprises, a Canadian company engaged in
                                                           developing pre-combustion fuel technology.
                                                           In 1997, a petition in bankruptcy was
                                                           brought against Mr. Pangia in the Ontario
                                                           Court of Justice. That petition, and a
                                                           related order, were dismissed.
Thomas Franzone......................  44    President,    Thomas Franzone has been the President and
                                             CFO and       Director of Enviro Industrial Technologies,
                                             Director      Inc. since its formation in March 2000. From
                                                           1998 until he joined Enviro, he was the
                                                           President of Franzone Consulting Corp., a
                                                           sole proprietorship located in Long Island,
                                                           New York. From 1996 to 1999 Mr. Franzone
                                                           held the position of Controller at Direct
                                                           Approach Marketing. He had joined Direct
                                                           Approach Marketing after being employed at
                                                           Patient Education Media/Time Life Medical
                                                           from March 1995 until March 1996 in the
                                                           position of Accounting Manager. From
                                                           November 1989 to February 1995, Mr. Franzone
                                                           was the Controller of Empire Diamond Corp.
                                                           Currently Mr. Franzone is also secretary and
                                                           treasurer of Diamond Discoveries
                                                           International Corp.

---------------
* Each Director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

     Both Teodosio V. Pangia and Thomas Franzone, the Directors of Enviro, hold directorships in Diamond Discoveries International Inc. a reporting company. There are no family relationships among the directors or persons nominated or chosen by the Company to become a director.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company's director's and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity securities of the Company. To the Company's knowledge, for the fiscal year ended December 31, 2000, the Company's officers, directors and holders of more than 10% of the Company's outstanding common stock each reported one transaction on a Form 3 after the reporting deadline.

ITEM 10.  EXECUTIVE COMPENSATION

     No compensation is paid to any officers, directors or employees of Enviro.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 2001, the number of shares of the Registrant's common stock beneficially owned by all persons known to be holders of more than fiver per cent. (5%) of the common stock, and by all executive officers of the Registrant individually and as a group, was as follows:

TVP Capital Corp.................................  1,165,641    8.5% of common stock
119 W. 23rd Street
New York, NY 10011
Thomas Franzone..................................    823,953    6.0% of common stock
63 Probst Drive
Shirley, NY 11967
All directors and officers as a group............  1,989,594    14.5% of common stock

     TVP Capital Corp.'s stock is wholly owned by Mr. Teodosio V. Pangia; see the discussion below under Item 12.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted above, in Item 11, Teodosio Pangia, the Chairman of registrant, is also the sole shareholder of TVP Capital Corp., which is the owner of 8.4% of the Registrant's total issued and outstanding shares. Mr. Pangia is also the Chairman of TVP Capital Corp.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     Registrant filed no Current Reports on Form 8-K for the quarter ended December 31, 2000.

     The following is a list of the Exhibits required by Item 601 of Regulation S-B, and an indication of where such exhibits may be found.

(2)(i)(1)    Articles of Incorporation of Registrant(1)
(2)(ii)(1)   Bylaws of Registrant(1)
(4)(i)(1)    Form of Subscription Agreement(1)
(4)(i)(2)    Demand Promissory Note, dated September 1, 2000 between
             Louis Lilling (as maker) and Registrant as Holder(1)
(6)(i)(1)    Option Agreement by and between Registrant and Krystar
             International Ltd.(1)
(6)(i)(2)    Lease by and between Brovi Investments Limited and Hedman
             Resources Limited(2)

(8)(i)(1)    Letter of Intent for Acquisition of Hedman Resources
             Limited(1)
(8)(i)(2)    Amalgamation Agreement by and among Registrant, Hedman
             Resources Limited, and Enviro Industrial Technologies
             (Canada), Inc.(2)
(10)(i)(1)   Form of Subscription Agreement(2)
(10)(i)(2)   Demand Promissory Note(2)
(10)(i)(3)   Letter of Intent for Acquisition of Hedman Resources
             Limited(2)
(10)(i)(4)   Option Agreement
(99)(i)(1)   Map of the location of vermiculite mining claims(2)

---------------
(1) Filed with Registration Statement on Form 10-SB, filed September 15, 2000.

(2) Filed with Amendment No. 1 to Registration Statement on Form 10-SB, filed December 13, 2000.

(3) Filed with Amendment No. 2 to Registration Statement on Form 10-SB, filed January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:    /s/ TEODOSIO V. PANGIA
                                            ------------------------------------
                                                     Teodosio V. Pangia
                                                     Chairman, CEO and Director


Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 29th day of March 2001.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

              /s/ TEODOSIO V. PANGIA                   Chairman, CEO and Director
---------------------------------------------------
                Teodosio V. Pangia

                /s/ THOMAS FRANZONE                    President, CFO and Director
---------------------------------------------------
                  Thomas Franzone

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................   F-2
BALANCE SHEET
  DECEMBER 31, 2000.........................................   F-3
STATEMENT OF OPERATIONS
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION) TO DECEMBER
     31, 2000...............................................   F-4
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION) TO DECEMBER
     31, 2000...............................................   F-5
STATEMENT OF CASH FLOWS
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION) TO DECEMBER
     31, 2000...............................................   F-6
NOTES TO FINANCIAL STATEMENTS...............................  F-7/10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Enviro Industrial Technologies, Inc.

     We have audited the accompanying balance sheet of Enviro Industrial Technologies, Inc. (An Exploration Stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' deficiency and cash flows for the period from March 31, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enviro Industrial Technologies, Inc. as of December 31, 2000, and its results of operations and cash flows for the period from March 31, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations, and it had working capital and stockholders' deficiencies as of December 31, 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ J.H. Cohn LLP
                                          J.H. Cohn LLP

Roseland, New Jersey
March 20, 2001

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEET
                               DECEMBER 31, 2000

                                ASSETS
Current assets:
  Cash......................................................  $   6,354
  Advances to Hedman Resources Limited......................    483,080
                                                              ---------
          Total.............................................  $ 489,434
                                                              =========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable..........................................  $  49,994
  Advances from stockholders................................    748,311
                                                              ---------
          Total liabilities.................................    798,305
                                                              ---------
Stockholders' deficiency:
  Preferred stock, par value $.001 per share; 10,000,000
     shares authorized; none issued.........................         --
  Common stock, par value $.001 per share; 50,000,000 shares
     authorized; 13,750,000 shares issued and outstanding...     13,750
  Additional paid-in capital................................    998,750
  Deficit accumulated during the exploration stage..........   (322,371)
  Subscriptions receivable for 9,990,000 shares of common
     stock..................................................   (999,000)
                                                              ---------
          Total stockholders' deficiency....................   (308,871)
                                                              ---------
          Total.............................................  $ 489,434
                                                              =========

                        See Notes to Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                 PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

Revenues....................................................  $      --
                                                              ---------
Operating expenses:
  Exploration costs.........................................    190,228
  General and administrative expenses.......................    132,143
                                                              ---------
          Total.............................................    322,371
                                                              ---------
Net loss....................................................  $(322,371)
                                                              =========
Basic net loss per share....................................  $    (.09)
                                                              =========
Basic weighted average common shares outstanding............  3,773,000
                                                              =========

                       See Notes to Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                              PREFERRED STOCK       COMMON STOCK       ADDITIONAL   DURING THE
                              ---------------   --------------------    PAID-IN     EXPLORATION   SUBSCRIPTIONS
                              SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL        STAGE       RECEIVABLE       TOTAL
                              ------   ------   ----------   -------   ----------   -----------   -------------   ---------
Issuance of shares to
  founders effective as of
  March 31, 2000............   --        $--     3,637,500   $ 3,638    $ (3,638)
Issuance of shares as
  payment for legal
  services..................                       112,500       112      12,388                                  $  12,500
Subscription for purchase of
  common stock..............                     9,990,000     9,990     989,010                    $(999,000)
Proceeds from issuance of
  common stock..............                        10,000        10         990                                      1,000
Net loss....................                                                         $(322,371)                    (322,371)
                                --       --     ----------   -------    --------     ---------      ---------     ---------
Balance, December 31,
  2000......................   --        $--    13,750,000   $13,750    $998,750     $(322,371)     $(999,000)    $(308,871)
                                ==       ==     ==========   =======    ========     =========      =========     =========

                       See Notes to Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                 PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

Operating activities
  Net loss..................................................    $(322,371)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Common stock issued for services.......................       12,500
     Changes in operating assets and liabilities -- accounts
      payable...............................................       49,994
                                                                ---------
       Net cash used in operating activities................     (259,877)
                                                                ---------
Investing activities -- advances to Hedman Resources
  Limited...................................................     (483,080)
                                                                ---------
Financing activities:
  Proceeds from issuance of common stock....................        1,000
  Advances from stockholders................................      748,311
                                                                ---------
       Net cash provided by financing activities............      749,311
                                                                ---------
Net increase in cash........................................        6,354
Cash, beginning of period...................................           --
                                                                ---------
Cash, end of period.........................................    $   6,354
                                                                =========

                       See Notes to Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS:

     Enviro Industrial Technologies, Inc. (the "Company") was incorporated in the State of Delaware on March 31, 2000. The Company is in the process of developing a mineral exploration and industrial mining business. The core of the Company's business will be comprised of the mining of vermiculite from a block of three unpatented mining claims in Canada, covering a total of 25 vermiculite claim units. Vermiculite is the geological name given to a group of minerals which are aluminum iron ore magnesium silicates resembling mica in appearance. Vermiculite is used as a filler in lightweight concrete, agricultural products, insulation, construction, metallurgy, chemistry and ceramics.

     The Company plans to become the legal acquirer of 100% but not less than 80% of the issued and outstanding shares of common stock of Hedman Resources Limited ("Hedman"), a Canadian publicly-traded company listed on the Canadian Venture Exchange ("CDNX"). This business combination is expected to be accounted for as a "reverse acquisition" in which Hedman will be the accounting acquirer (see Note 8).

     As of December 31, 2000, the Company's operations had been limited to organizational activities, the acquisition of mining claims and the negotiation of agreements related to the business combination with Hedman. It had not generated any revenues from operations as of that date. Accordingly, it is considered a "development stage company" for accounting purposes. The Company's year-end will be December 31st.

     Hedman is a mineral processing company whose principal product had been "Hedmanite," which is a high heat industrial filler similar to asbestos. However, Hedman has been focusing its activities on the development and production of "Superfil," an asbestos-free, high heat industrial mineral filler that blends well with most industrial fillers and is used in manufactured products such as brake linings and construction materials. Superfil is derived from a mineral known as "lizardite." Hedman is believed to be the only producer of lizardite in North America. Hedman intends to enhance the performance of Superfil by creating a formula that combines it with vermiculite.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as of December 31, 2000, the Company had not generated any revenues from its operations and, as a result, it had a working capital and a stockholders' deficiency of $308,871. Management believes that the Company will not generate any revenues until the reverse acquisition with Hedman is consummated. However, Hedman has also been sustaining operating losses and, as a result, it had a working capital deficiency as of December 31, 2000 and needed additional debt or equity financing to be able to continue its operations. Management believes that the Company will need total additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to obtain such financing through private offerings of debt and equity securities. As of December 31, 2000, the Company had subscriptions receivable of $999,000 for the purchase of shares of its stock (see Note 7). However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need if the reverse acquisition is not consummated, or any or all of the additional financing Hedman and the Company will need if the reverse acquisition is consummated, in order to continue to operate through at least December 31, 2001 or that, ultimately, it will be able to generate any profitable mining operations. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

     The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Concentrations of credit risk:

     The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

  Exploration costs:

     Exploration and evaluation costs are expensed as incurred. Management's decision to develop or mine a property will be based on an assessment of the viability of the property and the availability of financing. The Company will capitalize mining and other related costs attributable to reserves in the event that a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the units of production method.

  Impairment of long-lived assets:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as mining claims, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

     On September 27, 2000, the Company acquired certain mining claims at a cost of $135,135 ($200,000 Canadian) which are in the exploration stage. As of December 31, 2000, the Company had not completed its definitive feasibility study and had not established any proven and probable reserves. Based on the uncertainties related to the start-up nature of the Company's business, its inability to established any proven and probable reserves and its financial condition, the Company wrote off the cost of the these mining claims as of December 31, 2000 in accordance with SFAS 121.

  Income taxes:

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Net earnings (loss) per share:

     The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The cal-culation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from March 31, 2000 (date of inception) to December 31, 2000.

  Recent accounting pronouncements:

     The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the period from March 31, 2000 to December 31, 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's financial statements at the time they become effective.

NOTE 3 -- ADVANCES TO AND FROM RELATED PARTIES:

     As of December 31, 2000, the Company had a receivable of $483,080 as a result of advances made to Hedman and a payable of $748,311 as a result of advances from stockholders. Advances of $189,000 made to Hedman were subject to a note receivable that is due on demand and bears interest at the prime rate. The balance of the advances receivable from Hedman of $294,080 and all of the advances payable to stockholders were noninterest bearing and due on demand.

     Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances to Hedman and the advances from stockholders because of the relationship of the Company and those related parties, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying values of the advances approximated their respective fair values as of December 31, 2000.

NOTE 4 -- PREFERRED STOCK:

     As of December 31, 2000, the Company was authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2000.

NOTE 5 -- COMMON STOCK ISSUED FOR SERVICES:

     During the period from March 31, 2000 to December 31, 2000, the Company issued 112,500 shares of common stock as payment for legal services. Accordingly, the Company recorded a charge to professional fees and an increase in stockholders' equity of $12,500, which was equal to the estimated fair value of the shares at the date of issuance.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INCOME TAXES:

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $322,000 available to reduce future Federal taxable income which will expire in 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $129,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000 and did not recognize a credit for Federal income taxes for the period from March 31, 2000 (date of inception) to December 31, 2000.

NOTE 7 -- PRIVATE PLACEMENT:

     On September 2, 2000, the Company entered into agreements to sell a total of 10,000,000 shares of common stock for total consideration of $1,000,000 or $.10 per share through private placements intended to be exempt from registration under the Securities Act of 1933. As of December 31, 2000, it had received aggregate gross proceeds of $1,000 and had issued 10,000 shares. It also had a balance receivable of $999,000 attributable to the sales of the remaining 9,990,000 shares which must be paid no later than September 1, 2001. The balance receivable has been included in common stock and offset by a subscription receivable in the same amount in the accompanying balance sheet as of December 31, 2000.

     During the period from January 1, 2001 through March 20, 2001, the Company received proceeds of $209,500 attributable to sales and issuances of 209,500 shares, which reduced the subscription receivable to $789,500 as of March 20, 2001.

NOTE 8 -- PLAN OF REORGANIZATION AND MERGER:

     Pursuant to the terms of a letter of intent dated May 19, 2000 and a proposed plan of reorganization and merger (the "Plan"), the Company will become the legal acquirer of up to 100% but not less than 80% of the issued and outstanding shares of Hedman's common stock by issuing one share of its common stock for every two shares of Hedman's common stock outstanding on the date of consummation. As explained in Note 1, Hedman is a mineral processing company. Its shares are publicly traded in Canada. The consummation of the Plan is subject to, among other things, stockholder, regulatory and exchange approvals. Management expects that after the consummation of the Plan, Hedman will not be listed on the CDNX and its shares will not be publicly traded. However, it also expects that the Company's shares will be publicly traded in the over-the-counter market.

     If the Plan is consummated based on the proposed terms, management expects that the present stockholders of Hedman will own in excess of 50% of the outstanding shares of the combined companies. Since Hedman is an operating company and its stockholders will control the combined companies, the merger will be accounted for as a purchase business combination and a "reverse acquisition" in which the Company will be the legal acquirer and Hedman will be the accounting acquirer. Accordingly, the financial statements of the combined companies will reflect the operations of Hedman before and after the consummation of the Plan and the accompanying financial statements will not be comparable to the financial statements of the combined companies after the merger.

                                     * * *