Form 10KSB/A
period 2000-12-31
ENVIRO INDUSTRIAL TECHNOLOGIES INC
filed 2001-05-02
CIK 1123832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934,

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                      06-1579072
               (STATE OR OTHER                                 (IRS EMPLOYER
       JURISDICTION OF INCORPORATION)                       IDENTIFICATION NO.)

      119 WEST 23RD STREET, SUITE 508,                             10011
             NEW YORK, NEW YORK                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 741-8512
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        COMMON STOCK, PAR VALUE $.001                              NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  [X] Yes     [ ] No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were: $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is N/A as the securities are not publicly traded.

     The number of shares outstanding of Registrant's common stock, as of March 28, 2001, is 13,750,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Registrant was incorporated in the State of Delaware on March 31, 2000, and plans to enter the industrial mining business, in part by seeking to acquire not less than 80% of the issued and outstanding common shares of Hedman Resources Limited ("Hedman"), a corporation organized under the laws of the Canadian province of Ontario, which was incorporated in 1956, and whose stock is listed on the Canadian Venture Exchange Capital market. At the annual meeting of Hedman held on January 16, 2001, the shareholders of Hedman approved a merger between Hedman and the Registrant, by which Hedman would become a subsidiary of the Registrant. This merger is contingent, among other things, upon the approval for listing on the NASD OTC Bulletin Board of Registrant's shares of common stock, for which no assurance can be given as of the date of this Annual Report on Form 10-KSB.

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

ITEM 2.  DESCRIPTION OF THE PROPERTY

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

     The purchasers of such 3,750,000 shares were as follows:

TVP Capital Corp. ..........................................  1,165,641
Tom Franzone................................................    823,953
R. DiBattista Investments Inc. .............................    623,953
Delf Investments and Construction Ltd. .....................    623,953
Tunku Mudzaffar Bin Tunku Mustapha..........................    200,000
Bondy & Schloss LLP.........................................    112,500(1)
Vasilik Kalantzkos..........................................    100,000
Romeo DiBattista Jr. .......................................    100,000

---------------
(1) Issued to Enviro's corporate counsel as compensation for legal services rendered.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. A discussion of Hedman Resources Limited's financial condition and results of operations for the year ended December 31, 2000 is also included. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein and in conjunction with the consolidated financial statements and related notes of Hedman Resources Limited under Item 7 below.

        CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to whether the vermiculite deposits will be mined and marketed successfully; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

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

                            HEDMAN RESOURCES LIMITED

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS -- HEDMAN (ALL RESULTS ARE IN CANADIAN DOLLARS)

HEDMAN RECOGNIZES REVENUES FROM THE SALE OF PRODUCTS OF HEDMAN RESOURCES LIMITED

     Hedman's revenues come from the sale of products of Hedman Resources Limited including Superfil. Over 85% of all sales are exported to various countries including Japan, India, South America (Venezuela) and the United States. As of December 31, 2000, no revenue has been generated from the sale of Superfil. Hedman has provided small samples to several potential customers for product analysis evaluations. Certain customers in Canada have expressed interest in receiving larger quantities of Superfil for test runs in their production process. With the opening of its new production plant in March, 2001, Hedman expects larger orders to begin shortly.

  Year Ended December 31, 2000 Compared to Year Ended December 30, 1999

     Assets. Hedman's total assets were $4,847,680 as at December 31, 2000 as compared to $3,279,583 in 1999, an increase of 47.8% which was primarily the result of Hedman's continued construction of its new milling system and its Firefelt production plant. Deferred development costs related to prior years were determined to have no value and was written off in 2000, reducing net assets by $584,123.

     Revenue. Sales revenues totaled $308,496 for the year ended December 31, 2000 as compared to $394,083 for the year ended December 31, 1999, a decrease of 21.7%. This decrease in sales is due to a lack of demand for Hedman's existing products.

     Cost of Sales. The cost of sales decreased commensurately for the year ended December 31, 2000 from $508,926 to $450,114, a decrease of 11.6%.

     Expenses. General and administrative expenses increased from $641,879 for the year ended December 31, 1999 to $770,804 for the year ended December 31, 2000. Main reason for the increase is due to an increase in professional fees related to the Enviro transaction. Professional fees increased from $32,755 in 1999 to $125,521 in 2000. Hedman wrote off $583,094 in deferred development costs and $104,825 in equipment during the period which pertained to development costs and equipment of the previous mill. With the new mill under construction, Hedman will derive no future benefit from these development costs and equipment. These deferred development costs of $583,094 were previously written off for US GAAP purposes. There is no difference in the treatment of deferred development costs between US and Canadian GAAP after this writeoff. Hedman also settled a longstanding lawsuit filed against the Company in Florida in 1994 for $106,832.

     Interest Expense. Interest expense decreased from $66,734 for the year ended December 31, 1999 to $63,916 for the year ended December 31, 2000.

     Net loss. Hedman had a loss of $(1,708,408) for the year ended December 31, 2000 as compared to a loss of $(756,722) for the year ended December 31, 1999, an increase of 125.76%. This loss was primarily attributable to the writeoff of deferred development costs, settlement of the judgment against the Company, a writeoff or property, plant and equipment and increases in operating expenses. The net loss per Common Share of the Company's stock, (basic and diluted) was ($0.06) for the year as compared to ($0.04) for the comparable period in 1999. The negative gross margins during the last fiscal periods have been mainly due to low prices charged for Hedmanite. The demand for Hedmanite has been decreasing as manufacturers around the world have been using substitute products and Hedman has reduced prices in order to generate sales. With the production of Superfil, Hedman projects that there will be significant demand for this product as it is completely free of asbestos. Hedman expects that a sales level of $1.5-$1.8 million will be required to break even which is expected to be attained by late 2001.

     Cash flows. The large increase in accounts payable and accrued liabilities is a result of including the total amount incurred for the new milling system in accounts payable at December 31, 2000. The amount due the equipment supplier was approximately $496,054. The increase in accrued liabilities and accounts payable was also due to amounts advanced to Hedman by Enviro in the amount of $819,812. The Premix-Marbletite Manufacturing lawsuit was settled in the amount of $106,832 during the period.

     The results of operations under US GAAP have been adjusted by $1,029 for the year ended December 31, 2000.

  Year Ended December 31, 1999 as Compared with Year Ended December 31, 1998

     During the year ended December 31, 1999, Hedman's total assets increased $904,050 or 38% to $3,279,583 as compared to $2,375,533 for the year ended December 31, 1998. This increase is attributable primarily to an increase in the net book value of Hedman's property, plant and equipment especially in the buildings category which increased from $645,519 at year end 1998 to $1,187,719 at year end 1999 due to work beginning on the Firefelt plant.

     Revenue Total. revenue for Hedman for the year ended December 31, 1999 declined 9.4% to $394,083 as compared to $434,858 for the year ended December 31, 1999. Revenues declined primarily because demand for Hedman's products decreased during the period as Hedman changed its strategy so that it could begin to focus on the production and marketing of its new Superfil product. Hedman's cost of sales declined by 1.2% to $508,926 from $515,298 for the year ended December 31, 1998. Hedman realized revenues of $354,675 from the sale of Hedmanite as compared to $369,629 in Hedmanite sales the prior year or a decrease of .4%. Revenues from the sale of Envirofil declined 39.6% from $65,229 for the year ended December 31, 1998 as compared to $39,408 for the year ended December 31, 1998.

     Operating Expense. During the year ended December 31, 1999 Hedman experienced an increase of approximately 27.3% in operating costs and expenses. Operating costs increased to $641,879 from $504,287 from the year ended December 31, 1998. The primary reason for the increase was that for the year ended December 31, 1998, Hedman had a recovery of prior period expenses which was a credit to operating expenses. Without that credit, Hedman's operating expenses would have been virtually identical in each of the two years.

     Net Loss. Hedman had a loss of $(756,722) for the year ended December 31, 1999 as compared to a loss of $(584,727) for the year ended December 31, 1998, an increase of 29.4%. This loss was primarily attributable to a decrease in revenue and a simultaneous increase in operating expenses. The net (loss) per Common Share of the Company's stock,(basic and diluted) was ($0.04) in 1999, compared to ($0.04) in 1998. Hedman's strategy is to achieve a level of sales adequate to support its costs structure.

     The results of operations are adjusted by $1,633, for US GAAP reconciling items for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000 Hedman had a deficit of $9,235,940 as compared to $7,527,532 for the comparable period of 1999, an increase of 22.7% mainly attributable to unprofitable operations for the period. Hedman has experienced net losses of $1,045,364 from October 1, 1999 through December 31, 2000 and has also experienced non-operating losses totaling $782,091 for the nine months ended December 31, 2000 pertaining to writedowns and the settlement of a lawsuit.

     The Company's ability to continue as a going concern is dependant upon its ability to obtain additional debt and/or equity financing and to increase the size of its revenues through products sold domestically and abroad.

CAPITALIZATION

     As of the year ended December 31, 2000, Hedman had 28,631,368 issued and outstanding shares of its Common Shares as compared to 22,667,716 issued and outstanding shares as of December 31, 1999 having issued 5,963,652 shares including 210,000 issued in connection with the exercise of options and warrants during the period. As of the year ended December 31, 2000, Hedman had 10,000 remaining options which had been granted to employees and directors at the fair market value or greater than fair market value as 185,000 options expired during the period and 100,000 were exercised.

  Year Ended December 31, 1999 as Compared with Year Ended December 31, 1998

     During the year ended December 31, 1999, Hedman's total assets increased $904,050 or 38% to $3,279,583 as compared to $2,375,533 for the year ended December 31, 1998. This increase is attributable primarily to an increase in the net book value of Hedman's property, plant and equipment especially in the buildings category which increased from $645,519 at year end 1998 to $1,187,719 at year end 1999 due to work beginning on the Firefelt plant.

     Revenue. Total revenue for Hedman for the year ended December 31, 1999 declined 9.4% to $394,083 as compared to $434,858 for the year ended December 31, 1999. Revenues declined primarily because demand for Hedman's products decreased during the period as Hedman changed its strategy so that it could begin to focus on the production and marketing of its new Superfil product. Hedman's cost of sales declined by 1.2% to $508,926 from $515,298 for the year ended December 31, 1998. Hedman realized revenues of $354,675 from the sale of Hedmanite as compared to $369,629 in Hedmanite sales the prior year or a decrease of .4%. Revenues from the sale of Envirofil declined 39.6% from $65,229 for the year ended December 31, 1998 as compared to $39,408 for the year ended December 31, 1998.

     Operating Expense. During the year ended December 31, 1999 Hedman experienced an increase of approximately 27.3% in operating costs and expenses. Operating costs increased to $641,879 from $504,287 from the year ended December 31, 1998. The primary reason for the increase was that for the year ended December 31, 1998, Hedman had a recovery of prior period expenses which was a credit to operating expenses. Without that credit, Hedman's operating expenses would have been virtually identical in each of the two years.

     Net Loss. Hedman had a loss of $(756,722) for the year ended December 31, 1999 as compared to a loss of $(584,727) for the year ended December 31, 1998, an increase of 29.4%. This loss was primarily attributable to a decrease in revenue and a simultaneous increase in operating expenses. The net (loss) per Common Share of the Company's stock,(basic and diluted) was ($0.04) in 1999, compared to ($0.04) in 1998. Hedman's strategy is to achieve a level of sales adequate to support its costs structure.

     The results of operations are adjusted by $1,633, for US GAAP reconciling items for the year ended December 31, 1999.

ITEM 7.  FINANCIAL STATEMENTS

     Enviro's Balance Sheet as of December 31, 2000 and Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 2000, together with the reports of J.H. COHN LLP, Independent Public Accountants, begin on page F-1 of this Annual Report on Form 10-KSB 1A. The Financial Statements of Hedman Resources Limited follow immediately thereafter.

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

NAME                                 TITLE       AGE          FIVE YEAR BUSINESS EXPERIENCE
----                             -------------   ---   -------------------------------------------
Teodosio V. Pangia.............  Chairman, CEO   42    Teodosio V. Pangia has been a Director of
                                 and Director*         Enviro Industrial Technologies, Inc. since
                                                       July 2000. Mr. Pangia is also the Chairman
                                                       of TVP Capital Corp., a U.S.-based,
                                                       recently formed, venture capital company
                                                       which has provided consulting services to
                                                       the Company since its inception. Since June
                                                       1997, Mr. Pangia has been President of
                                                       Tyler Dylan, an Ontario based investment
                                                       company. In June 1997, Mr. Pangia
                                                       co-founded Environmental Solutions
                                                       Worldwide, a company that has developed and
                                                       patented a catalytic converter that does
                                                       not require precious metals. Mr. Pangia
                                                       remained at Environmental Solutions
                                                       Worldwide until July 1999. From July 1995
                                                       through July 1997, Mr. Pangia was Director
                                                       and Chief Executive Officer of Ecology Pure
                                                       Air International, a Canadian company
                                                       engaged in developing an automobile fuel
                                                       catalyst. A recent venture of Mr. Pangia is
                                                       Diamond Discoveries International
                                                       Corp.("DDII") of which he is Chairman and
                                                       Chief Executive Officer. DDII is a junior
                                                       exploration company whose primary focus is
                                                       developing the company's mining claims for
                                                       the potential of diamonds in Northern
                                                       Quebec Canada.
                                                       From 1992 to 1995, Mr. Pangia was a
                                                       Director and Chief Executive officer of EPA
                                                       Enterprises, a Canadian company engaged in
                                                       developing pre-combustion fuel technology.
                                                       In 1997, a petition in bankruptcy was
                                                       brought against Mr. Pangia in the Ontario
                                                       Court of Justice. That petition, and a
                                                       related order, were dismissed.

Thomas Franzone................  President,      44    Thomas Franzone has been the President and
                                 CFO and               Director of Enviro Industrial Technologies,
                                 Director              Inc. since its formation in March 2000.
                                                       From 1998 until he joined Enviro, he was
                                                       the President of Franzone Consulting Corp.,
                                                       a sole proprietorship located in Long
                                                       Island, New York. From 1996 to 1999 Mr.
                                                       Franzone held the position of Controller at
                                                       Direct Approach Marketing. He had joined
                                                       Direct Approach Marketing after being
                                                       employed at Patient Education Media/Time
                                                       Life Medical from March 1995 until March
                                                       1996 in the position of Accounting Manager.
                                                       From November 1989 to February 1995, Mr.
                                                       Franzone was the Controller of Empire
                                                       Diamond Corp.

NAME                                 TITLE       AGE          FIVE YEAR BUSINESS EXPERIENCE
----                             -------------   ---   -------------------------------------------
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 2001, the number of shares of the Registrant's common stock beneficially owned by all persons known to be holders of more than fiver per cent. (5%) of the common stock, and by all executive officers of the Registrant individually and as a group, was as follows:

TVP Capital Corp.........................................  1,165,641     8.5% of common stock
  119 W. 23rd Street
  New York, NY 10011
Thomas Franzone..........................................    823,953     6.0% of common stock
  63 Probst Drive
  Shirley, NY 11967
All directors and officers as a group....................  1,989,594    14.5% of common stock

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

 (2)(i)(1)  Articles of Incorporation of Registrant(1)
(2)(ii)(1)  Bylaws of Registrant(1)
 (4)(i)(1)  Form of Subscription Agreement(1)
 (4)(i)(2)  Demand Promissory Note, dated September 1, 2000 between
            Louis Lilling (as maker) and Registrant as Holder(1)
 (6)(i)(1)  Option Agreement by and between Registrant and Krystar
            International Ltd.(1)
 (6)(i)(2)  Lease by and between Brovi Investments Limited and Hedman
            Resources Limited(2)
 (8)(i)(1)  Letter of Intent for Acquisition of Hedman Resources
            Limited(1)
 (8)(i)(2)  Amalgamation Agreement by and among Registrant, Hedman
            Resources Limited, and Enviro Industrial Technologies
            (Canada), Inc.(2)
(10)(i)(1)  Form of Subscription Agreement(2)
(10)(i)(2)  Demand Promissory Note(2)
(10)(i)(3)  Letter of Intent for Acquisition of Hedman Resources
            Limited(2)
(10)(i)(4)  Option Agreement(2)
(99)(i)(1)  Map of the location of vermiculite mining claims(2)

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

                                          ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                                          (Registrant)

                                          By: /s/  TEODOSIO V. PANGIA
                                            ------------------------------------
                                                     Teodosio V. Pangia
                                                 Chairman, CEO and Director

Date: May 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the second day of May, 2001.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

              /s/ TEODOSIO V. PANGIA                   Chairman, CEO and Director
---------------------------------------------------
                Teodosio V. Pangia

                /s/ THOMAS FRANZONE                    President, CFO and Director
---------------------------------------------------
                  Thomas Franzone

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................     F-2
BALANCE SHEET
  DECEMBER 31, 2000.........................................     F-3
STATEMENT OF OPERATIONS
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
  TO DECEMBER 31, 2000......................................     F-4
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
  TO DECEMBER 31, 2000......................................     F-5
STATEMENT OF CASH FLOWS
  PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
  TO DECEMBER 31, 2000......................................     F-6
NOTES TO FINANCIAL STATEMENTS...............................  F-7/10

                                     * * *

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
                                                                =========

                       See Notes to Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 PERIOD FROM MARCH 31, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                            PREFERRED STOCK          COMMON STOCK       ADDITIONAL   DURING THE
                          --------------------   --------------------    PAID-IN     EXPLORATION   SUBSCRIPTIONS
                            SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL        STAGE       RECEIVABLE       TOTAL
                          ----------   -------   ----------   -------   ----------   -----------   -------------   ---------
Issuance of shares to
  founders effective as
  of March 31, 2000.....          --   $    --    3,637,500   $ 3,638    $ (3,638)
Issuance of shares as
  payment for legal
  services..............                            112,500       112      12,388                                  $  12,500
Subscription for
  purchase of common
  stock.................                          9,990,000     9,990     989,010                    $(999,000)
Proceeds from issuance
  of common stock.......                             10,000        10         990                                      1,000
Net loss................                                                              $(322,371)                    (322,371)
                          ----------   -------   ----------   -------    --------     ---------      ---------     ---------
Balance, December 31,
  2000..................          --   $    --   13,750,000   $13,750    $998,750     $(322,371)     $(999,000)    $(308,871)
                          ==========   =======   ==========   =======    ========     =========      =========     =========

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

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Net earnings (loss) per share:

     The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from March 31, 2000 (date of inception) to December 31, 2000.

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

                            FINANCIAL STATEMENTS OF

                            HEDMAN RESOURCES LIMITED

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                       AUDITORS' REPORT TO THE DIRECTORS

     We have audited the balance sheets of HEDMAN RESOURCES LIMITED as at December 31, 2000 and December 31, 1999 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and December 31, 1999 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.

     Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for the years December 31, 2000 and 1999 and shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in note 21 to the financial statements.

[KPMG SIG]
Chartered Accountants

Sudbury, Canada
February 14, 2001

    COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the directors dated March 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when they are adequately disclosed in the financial statements.

[KPMG SIG]
Chartered Accountants

Sudbury, Canada
March 31, 2001

                            HEDMAN RESOURCES LIMITED

                                 BALANCE SHEET
                    DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

                                                                 2000           1999
                                                              -----------    -----------
ASSETS
Current assets:
  Cash......................................................  $    44,644    $   450,086
  Accounts receivable.......................................       37,515         62,218
  Inventory (notes 2 and 3).................................      144,952         91,769
  Supplies and prepaid expenses.............................       87,871         79,280
                                                              -----------    -----------
                                                                  314,982        683,353
Property, plant and equipment (net of depreciation)(note
  4)........................................................    4,345,483      1,877,825
Mining properties (note 5)..................................      187,215        134,282
Deferred development costs (note 6).........................           --        584,123
                                                              -----------    -----------
                                                              $ 4,847,680    $ 3,279,583
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities (note 7).........  $ 2,160,462    $   248,625
  Advances from shareholders (note 8).......................      390,000             --
  Current portion of long-term debt (note 9)................      492,800        572,000
                                                              -----------    -----------
                                                                3,043,262        820,625
Long-term debt (note 9).....................................           --             --
Advances from related parties...............................           --         13,083
Shareholders' equity:
  Share capital (note 10)...................................    9,255,269      7,305,946
  Subscriptions.............................................           --        882,372
  Contributed surplus.......................................    1,785,089      1,785,089
  Deficit...................................................   (9,235,940)    (7,527,532)
                                                              -----------    -----------
                                                                1,804,418      2,445,875
Going concern (note 1)......................................
Contingent liabilities (note 2).............................
Subsequent events (note 6)..................................
Commitments (note 19).......................................
                                                              -----------    -----------
                                                              $ 4,847,680    $ 3,279,583
                                                              ===========    ===========

On behalf of the Board:

------------------------------ Director

------------------------------ Director

                See accompanying notes to financial statements.

                            HEDMAN RESOURCES LIMITED

                      STATEMENT OF OPERATIONS AND DEFICIT
     YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998
                               (IN CANADIAN $'S)

                                                           2000           1999          1998
                                                        -----------    ----------    ----------
Sales (note 14).......................................  $   308,496       394,083       434,858
Cost of sales.........................................      450,114       508,926       515,298
                                                        -----------    ----------    ----------
                                                           (141,618)     (114,843)      (80,440)
Expenses:
  Depreciation and amortization.......................      111,885       175,452       158,408
  Administration wages and benefits...................      174,535       133,837       156,763
  Administration (note 18)............................      159,221       126,206       104,832
  Interest on long-term debt..........................       63,916        66,734        68,284
  Municipal taxes.....................................       50,311        61,625        59,820
  Professional fees...................................      125,521        32,755        23,602
  Travel..............................................       33,481        24,716         5,599
  Sales, marketing and research.......................       31,934        20,554        68,441
  Mine reclamation....................................       20,000            --            --
  Recovery of prior period expenses...................           --            --      (141,462)
                                                        -----------    ----------    ----------
                                                            770,804       641,879       504,287
                                                        -----------    ----------    ----------
Loss before undernoted items..........................     (912,422)     (756,722)     (584,727)
Other expenses:
  Write-off of deferred development costs (note 6)....      583,094            --            --
  Loss on disposal of equipment.......................        1,235            --            --
  Judgement (note 22).................................      106,832            --            --
  Write-down of equipment.............................      104,825            --            --
                                                        -----------    ----------    ----------
                                                            795,986            --            --
                                                        -----------    ----------    ----------
LOSS FOR THE YEAR.....................................   (1,708,408)     (756,722)     (584,727)
Deficit, beginning of year............................   (7,527,532)   (6,770,810)   (6,186,083)
                                                        -----------    ----------    ----------
DEFICIT, END OF YEAR..................................  $(9,235,940)   (7,527,532)   (6,770,810)
                                                        ===========    ==========    ==========
LOSS PER SHARE (note 15)..............................  $     (0.06)        (0.04)        (0.04)
                                                        ===========    ==========    ==========

                See accompanying notes to financial statements.

                            HEDMAN RESOURCES LIMITED
                            STATEMENT OF CASH FLOWS

     YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998
                               (IN CANADIAN $'S)

                                                             2000          1999         1998
                                                          -----------    ---------    --------
Cash flows from operating activities:
  Loss for the year.....................................  $(1,708,408)    (756,722)   (584,727)
  Adjustments for:
     Depreciation and amortization......................      111,885      175,452     158,408
     Loss on disposal of equipment......................        1,235           --          --
     Write-off of deferred development costs (note 6)...      583,094           --          --
     Write-down of equipment............................      104,825           --          --
                                                          -----------    ---------    --------
                                                             (907,369)    (581,270)   (426,319)
  Change in non-cash working capital:
     Accounts receivable................................       24,703      (26,600)     70,815
     Inventory..........................................      (53,183)      14,779      57,829
     Supplies and prepaid expenses......................       (8,591)      19,508      13,348
     Accounts payable and accrued liabilities...........      923,480     (422,062)     49,696
                                                          -----------    ---------    --------
                                                              (20,960)    (995,645)   (234,631)
Cash flows from financing activities:
  Issue of share capital................................    1,949,323    1,302,934     164,316
  Subscriptions.........................................     (882,372)     882,372          --
  Advances from related parties.........................      (13,083)    (102,472)     87,283
  Payments on long-term debt............................      (79,200)          --     (28,000)
  Advances from shareholders............................      390,000           --          --
                                                          -----------    ---------    --------
                                                            1,364,668    2,082,834     223,599
Cash flows from investing activities:
  Change on working capital related to investing
     activities.........................................      988,357           --          --
  Purchase of property, plant and equipment.............   (2,686,574)    (638,481)    (21,060)
  Proceeds on disposal of property, plant and
     equipment..........................................        2,000           --          --
  Purchase of mining properties.........................      (52,933)          --          --
                                                          -----------    ---------    --------
                                                           (1,749,150)    (638,481)    (21,060)
                                                          -----------    ---------    --------
NET INCREASE (DECREASE) IN CASH.........................     (405,442)     448,708     (32,092)
Cash, beginning of year.................................      450,086        1,378      33,470
                                                          -----------    ---------    --------
CASH, END OF YEAR.......................................  $    44,644      450,086       1,378
                                                          ===========    =========    ========
Supplemental disclosure of cash flow information:
  Interest paid.........................................  $    84,371       95,112      68,284
                                                          ===========    =========    ========

                See accompanying notes to financial statements.

                            HEDMAN RESOURCES LIMITED
                         NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

     Hedman Resources Limited is an Ontario incorporated public company and its principal business activity is the production of heat resistant fillers.

1. GOING CONCERN:

     These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern. The Company has experienced several continuous years of operating losses, is in a negative working capital position and has significant capital purchase commitments which will come due within the next year. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support from its lenders and creditors including new financing. The Company is also dependent on an infusion of equity from potential shareholders. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

     During the year the Company has entered into a binding letter of intent with Enviro Industrial Technologies Inc. ("Enviro"), a U.S. company. Enviro agreed to acquire up to all of the issued and outstanding common shares of the Company in exchange for common stock of Enviro on a one for one basis after a two for one share consolidation by the Company. Enviro was incorporated in the State of Delaware on March 31, 2000 and plans to enter the mining and industrial mineral processing business.

2. SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements are prepared by management in accordance with Canadian generally accepted accounting principles and, except as described in note 21, conform in all material respects with the accounting principles generally accepted in the United States. This summary of significant accounting policies is a description of the accounting methods and practices that have been used in the preparation of these financial statements and is presented to assist the reader in interpreting the statements contained herein.

  (a) Revenue recognition:

     Revenue from sales is recognized when goods are shipped to customers and title transfers.

  (b) Mining properties and deferred development costs:

     Mining properties represent the cost of acquisition, less recoveries, of non-producing resource properties. These costs will be charged against income if the properties are brought into commercial production. The carrying values of non-producing properties are periodically assessed by management and if management determines that the carrying values cannot be recovered, the unrecoverable amounts are written-off against current earnings.

     Deferred development costs represent costs incurred to bring the operation into commercial production. These costs are being amortized on a unit of production basis.

  (c) Inventory:

     Inventories of broken ore and refined and converted products are valued at the lower of average cost and net realizable value.

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

  (d) Supplies and prepaid expenses:

     Consumable supplies and spares are valued at the lower of weighted average cost or replacement value.

  (e) Property, plant and equipment:

     Property, plant and equipment are being amortized on a straight-line basis using the following annual rates:


Buildings...................................................    4%
Equipment...................................................    4%
Office equipment............................................   20%
Vehicles....................................................   30%
Computers...................................................   30%

     Assets are carried at cost. Costs of additions and improvements are capitalized. When assets are retired or sold, the resulting gains and losses are reflected in current earnings. Maintenance and repair expenditures are charged to cost of production. The carrying values of property, plant and equipment are periodically assessed by management and if management determines that the carrying values cannot be recovered, the unrecoverable amounts are written-off against current earnings.

  (f) Foreign currency translation:

     Foreign currencies are translated to Canadian dollars as follows -- monetary assets and liabilities at the rates of exchange prevailing at the balance sheet date, non-monetary assets and liabilities are translated at historical exchange rates and revenue and expenditures at the rate of exchange prevailing on the dates of transactions. The resulting gains and losses are included in income.

  (g) Reclamation costs:

     Estimated future reclamation costs, including site restoration where reasonably determinable, will be charged against earnings as incurred.

  (h) Future income taxes:

     In December 1997, the Accounting Standards Board of the Canadian Institute of Chartered Accountants ("CICA") issued Section 3465 of the CICA Handbook, Income Taxes ("Section 3465"). Effective January 1, 1999, the Company adopted
Section 3465. Section 3465 requires a change from the deferral method of accounting for income taxes to the asset and liability method of accounting for income taxes.

     Under the assets and liability method of Section 3465, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Section 3465, the effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Pursuant to the deferral method, which was applied in 1999 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferral method, deferred taxes are not adjusted for subsequent changes in tax rates.

     There is no effect of this change in accounting for income taxes on prior periods. Prior years' financial statements have not been restated to apply the provisions of Section 3465.

  (i) Use of estimates:

     The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

  (j) Comparative figures:

     Certain of the 1999 figures have been restated to conform with the presentation adopted in 2000.

3. INVENTORY:

     The inventory consists of:

                                                                2000       1999
                                                              --------    -------
Raw material................................................  $144,352    $84,079
Processed ore...............................................       600      7,690
                                                              --------    -------
                                                              $144,952    $91,769
                                                              ========    =======

4. PROPERTY, PLANT AND EQUIPMENT:

                                                       2000                         1999
                                            --------------------------    -------------------------
                                                          ACCUMULATED                   ACCUMULATED
                                               COST       DEPRECIATION       COST       DEPRECATION
                                            ----------    ------------    ----------    -----------
Land......................................  $    5,236     $       --     $    5,236    $       --
Buildings.................................   1,067,624        519,452      1,067,624       476,747
Equipment.................................   2,602,542      2,078,955      2,696,344     2,024,951
Office equipment..........................       4,173          4,029          3,283         3,283
Vehicles..................................      21,060         15,795         21,060         9,477
Computers.................................      18,677         10,731          8,541         6,647
Buildings not available for use...........   1,088,286             --        596,842            --
Equipment not available for use...........   2,166,847             --             --            --
                                            ----------     ----------     ----------    ----------
                                             6,974,445     $2,628,962      4,398,930    $2,521,105
                                                           ----------                   ----------
Less accumulated depreciation.............   2,628,962                     2,521,105
                                            ----------                    ----------
                                            $4,345,483                    $1,877,825
                                            ==========                    ==========

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

5. MINING PROPERTIES:

     The mining properties consist of:

                                                           2000        1999
                                                         --------    --------
Township of Warden and Munro, Ontario -- 21 leased
  mining claims........................................  $134,282    $134,282
Township of Horwood, Ontario -- 2 leased mining
  claims...............................................    52,933          --
                                                         --------    --------
                                                         $187,215    $134,282
                                                         ========    ========

6. DEFERRED DEVELOPMENT COSTS:

     The amount reported as deferred development costs relate to costs incurred to bring the operation into commercial production. Commencing in 1972, the deferred development expenditures were being amortized using a units-of-production method based on tons of product shipped. During the period the costs were written-off as they were deemed to have no value with the substantial investment the Company was making in the new mill production system.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities includes $819,812 (1999 - $nil) advanced from Enviro Industrial Technologies Inc. which is unsecured, bears no interest and has no specified terms of repayment.

8. ADVANCES FROM SHAREHOLDERS:

     The advances from shareholders are unsecured, bear interest at 9.25% and are to be repaid within one year.

9. LONG-TERM DEBT:

                                                   INTEREST      DUE
                                                     RATE        DATE      2000        1999
                                                  -----------    ----    --------    --------
                                                     Floating
Business Development Bank of Canada.............  Base + 2.50%   2005    $492,800    $572,000
Current portion of long-term debt...............                          492,800     572,000
                                                                         --------    --------
                                                                         $     --    $     --
                                                                         ========    ========

     The loan payable to the Business Development Bank of Canada ("BDC") is secured by a first mortgage on land, buildings and equipment, a first mortgage on the mining leases and by an assignment of $600,000 insurance on the life of the President of the Company.

     At December 31, 2000, the Company was in contravention of the covenants imposed by the BDC. Subsequent to year-end, the BDC has provided a waiver for this covenant contingent upon loan payments remaining current and no other events occurring to adversely affect loan security. The entire balance outstanding has been classified as a current obligation as the waiver does not extend beyond one year.

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

     Principal payments required to retire the outstanding long-term debt are as follows:

2001......................................................  $105,600
2002......................................................   105,600
2003......................................................   105,600
2004......................................................   105,600
2005 and subsequent years.................................    70,400
                                                            --------
                                                            $492,800
                                                            ========

10. SHARE CAPITAL:

     (a) Authorized:

        Unlimited common shares

        Unlimited special shares

     (b) Issued -- common:

                                                      NUMBER OF
                                                        SHARES        AMOUNT
                                                      ----------    ----------
Balance, December 31, 1998..........................  13,834,382    $6,003,012
Issued during fiscal year 1999:
  Issued during the year for cash consideration (net
     of issuance costs of $58,706)..................   8,608,334     1,269,184
  Options exercised.................................     225,000        33,750
                                                      ----------    ----------
Balance, December 31, 1999..........................  22,667,716     7,305,946
Issued during fiscal year 2000:
  Issued during the year for cash consideration (net
     of issuance costs of $50,000)..................   5,305,319     1,798,156
  Options exercised.................................     210,000        61,500
  Warrants exercised................................     448,333        89,667
                                                      ----------    ----------
Balance, December 31, 2000..........................  28,631,368    $9,255,269
                                                      ==========    ==========

     (c) The Company has a stock option plan available to its employees, officers and directors which options may be granted on a maximum of 1,200,000 common shares.

     The number of shares reserved for issuance to any one insider, within a one-year period, pursuant to options must not exceed 5% of the outstanding issue.

     The number of shares reserved for issuance to insiders, within a one year period, pursuant to options must not exceed 10% of the outstanding issue.

     The option price of the shares shall be fixed by the Board but must not be less than the maximum discount permitted by the Canadian Venture Exchange.

     Options have a maximum term of five years and vest immediately.

     The stock options outstanding at December 31, 2000 expire at various dates to May 30, 2004.

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

     A summary of the status of the Plan and changes during the periods then ended is presented below:

                                                             2000                   1999
                                                     --------------------    -------------------
                                                                 WEIGHTED               WEIGHTED
                                                                 AVERAGE                AVERAGE
                                                                 EXERCISE               EXERCISE
                                                     OPTIONS      PRICE      OPTIONS     PRICE
                                                     --------    --------    -------    --------
Outstanding, beginning of year.....................   405,000     $0.48           --     $  --
Granted during the year............................        --        --      405,000      0.48
Exercised during the year..........................  (210,000)     0.22           --        --
Expired............................................  (185,000)     0.60           --        --
                                                     --------     -----      -------     -----
Outstanding, end of year...........................    10,000     $0.75      405,000     $0.48
                                                     ========     =====      =======     =====

     (d) The following table summarizes information about the stock options outstanding at December 31, 2000.

                          WEIGHTED
                           AVERAGE     WEIGHTED
RANGE OF    NUMBER OF     REMAINING    AVERAGE
EXERCISE     OPTIONS     CONTRACTUAL   EXERCISE
 PRICES    OUTSTANDING      LIFE        PRICE
--------   -----------   -----------   --------
0$.75..      10,000        1 year       $0.75
 -----       ------        ------       -----

     (e) As at December 31, 2000, there are 13,465,320 (1999 - 8,608,334) share purchase warrants outstanding as follows:

                                                                     NO. OF
EXPIRY DATE                                                PRICE     SHARES
-----------                                                -----    ---------
July 12, 2001............................................  $0.20    8,360,001
February 22, 2002........................................  $0.40    5,105,319
                                                           -----    ---------

     During the year, no warrants expired (1999 - 456,924).

11. RELATED PARTY TRANSACTIONS:

     During the year, the Company incurred office expenses of $nil
(1999 - $3,000) and also incurred $52,933 (1999 - $nil) of expenses for site preparation and maintenance with a corporation controlled by a director of Hedman Resources Limited.

     At December 31, 2000, the Company was indebted to related parties in the amount of $30,000 (1999 - $23,846).

     The Company leased its office space from a company controlled by a shareholder of the Company (note 20(b)).

12. CONTINGENT LIABILITIES:

     The Company has been named as a co-defendant in a number of class action suits in the United States relative to sales of product made between 1974 and 1979. To date, the Company's insurance companies have paid for legal and settlement amounts in relation to these matters. Should the total indemnity limits of the Company's insurance policies become exhausted, it is the position of the insurance company that its defence obligation will come to an end. The total amount of claims outstanding significantly exceeds the remaining

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

insurance coverage. However, it is not possible to estimate the amount, if any, of the Company's liability exposure.

13. INCOME TAXES:

     The Company has available non-capital losses for income tax purposes in the aggregate of $5,853,522 which are available to reduce future years earnings for income tax purposes. No tax benefit pertaining to the losses has been recognized in the accounts. These losses will expire, if not utilized, as follows:

2001.....................................................  $  510,521
2002.....................................................     871,174
2003.....................................................     576,921
2004.....................................................     933,177
2005.....................................................     426,319
2006.....................................................     581,270
2007.....................................................   1,954,140
                                                           ----------
                                                           $5,853,522
                                                           ==========

     The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at December 31, 2000 and 1999 are presented below.

                                                                 2000           1999
                                                              -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 2,369,285    $ 1,998,625
  Less valuation allowance..................................   (2,334,046)    (1,848,695)
                                                              -----------    -----------
                                                              $    35,239    $   149,930
                                                              ===========    ===========
Future tax liabilities:
  Plant and equipment, principally due to differences in
     depreciation...........................................  $   (35,239)   $   (77,829)
  Future development costs, due to differences in
     amortization...........................................           --        (72,101)
                                                              -----------    -----------
                                                              $   (35,239)   $  (149,930)
                                                              ===========    ===========

     In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the future tax asset, the Company will need to generate future taxable income of approximately $5,853,522 prior to the expiration of the net operating loss carryforwards.

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

14. SEGMENTED INFORMATION:

     Details of the Company's financial information segmented geographically is as follows:

                                                           2000        1999
                                                         --------    --------
Segmented revenue:
  Canada...............................................  $ 34,677    $ 25,441
  Other................................................   273,819     368,642
                                                         --------    --------
                                                         $308,496    $394,083
                                                         ========    ========

     All assets of the Company are located in Canada.

15. LOSS PER SHARE AMOUNTS:

     Basic earnings per share are based on the weighted average number of common shares outstanding calculated on an annual basis. The effects of the exercise of the options and warrants outstanding at December 31, 2000 and 1999 are antidilutive; therefore, the fully diluted loss per share is not presented.

16. SUBSEQUENT EVENTS:

     Subsequent to year end, 100,000 warrants were exercised for proceeds of $20,000

17. FUTURE SITE RESTORATION AND REMOVALS:

     The Company, in conjunction with the Ministry of Northern Development and Mines, has agreed to a future site restoration plan. The plan requires the Company to make an initial payment of $20,000, pledge certain equipment assets as security and make payments of $2.25 per ton milled to a maximum of approximately $262,000.

18. ADMINISTRATION COSTS:

     The administration costs consist of finders fees ($4,000) regarding the private placement and interest charges on unremitted payroll taxes ($16,560), over and above normal administration costs. The Company is now current with all government agencies.

     The municipal taxes with the Corporation of The Township of Black River Matheson are in arrears. As part of the loan agreement with the Business Development Bank of Canada, ("BDC") property taxes must remain current. However, the Company has obtained a waiver from the BDC (see note 9).

19. COMMITMENTS:

     (a) The Company has signed a contract to acquire a firefelt production plant from an overseas supplier for an estimated cost of $3,200,000. The Company has advanced approximately $900,000 of the estimated cost to the supplier and is awaiting delivery and installation of the plant in late 2001. The Company has negotiated to finance a maximum of 75%, or $2,250,000 CDN of the sales contract from the supplier. The proposed credit facility is to be repayable in ten equal semi-annual instalments, commencing six months after the plant is put into production. The proposed initial rate is based on a floating interest rate of three month LIBOR plus 1.5% payable quarterly on the drawn-down balance of the credit facility. Upon full drawing of the credit facility, the Company has the option to switch to a fixed interest rate to be negotiated at such time.

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

     (b) The Company has leased office space in North York, Ontario for a period of five years ending August 2005. The annual rent, excluding common area costs and municipal taxes, to be paid for this space is $22,000.

20. FINANCIAL INSTRUMENTS:

     The fair values of the accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the short period to maturity. The carrying value of the long-term debt approximates its fair value based on borrowing rates presently available to the Company for loans with similar terms and maturities.

21. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

     The financial statements of the Company are expressed in Canadian dollars in accordance with Canadian generally accepted accounting principles (Canadian
GAAP). The following adjustments and disclosures would be required in order to present these financial statements in accordance with accounting principles generally accepted in the United States (US GAAP).

     (a) Reconciliation of loss in accordance with Canadian GAAP to loss determined in accordance with US GAAP.

                                                        2000          1999
                                                     -----------    ---------
Net loss under Canadian GAAP.......................  $(1,708,408)   $(756,722)
Add (deduct) adjustments for:
  Amortization of deferred developments costs......        1,029        1,633
  Write-off of deferred developments costs.........      583,094           --
                                                     -----------    ---------
Net loss under US GAAP.............................  $(1,124,285)   $(755,089)
                                                     ===========    =========
Net loss per share under US GAAP...................  $     (0.04)   $   (0.04)
                                                     ===========    =========

                            HEDMAN RESOURCES LIMITED
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

              YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                               (IN CANADIAN $'S)

     (b) Comparison of balance sheet items determined in accordance with Canadian GAAP to balance sheet items determined in accordance with US GAAP.

                                           2000                          1999
                                         CANADIAN          US          CANADIAN          US
                                           GAAP           GAAP           GAAP           GAAP
                                        -----------    -----------    -----------    -----------
Current assets........................  $   314,982    $   314,982    $   683,353    $   683,353
Property, plant and equipment.........    4,345,483      4,345,483      1,877,825      1,877,825
Mining properties.....................      187,215        187,215        134,282        134,282
Deferred development costs............           --             --        584,123             --
                                        -----------    -----------    -----------    -----------
          Total assets................  $ 4,847,680    $ 4,847,680    $ 3,279,583    $ 2,695,460
                                        -----------    -----------    -----------    -----------
Current liabilities...................  $ 3,043,262    $ 3,043,262    $   327,825    $ 1,702,997
Long-term debt........................           --             --        492,800             --
Advances from related parties.........           --             --         13,083         13,083
                                        -----------    -----------    -----------    -----------
                                          3,043,262      3,043,262        833,708      1,716,080
Shareholders' equity:
  Share capital.......................    9,255,269      9,255,269      8,188,318      7,305,946
  Contributed surplus.................    1,785,089      1,785,089      1,785,089      1,785,089
  Deficit.............................   (9,235,940)    (9,235,940)    (7,527,532)    (8,111,655)
                                        -----------    -----------    -----------    -----------
                                          1,804,418      1,804,418      2,445,875        979,380
                                        -----------    -----------    -----------    -----------
Total liabilities and shareholders'
  equity..............................  $ 4,847,680    $ 4,847,680    $ 3,279,583    $ 2,695,460
                                        ===========    ===========    ===========    ===========

     (c) The effects of these adjustments would result in the consolidated statements of cash flows reporting the following:

                                                        2000           1999
                                                     -----------    ----------
Cash provided by operations........................  $   (20,960)   $ (995,645)
Cash provided by (used in) financing...............    1,364,668     2,082,834
Cash provided by (used in) investing...............   (1,749,150)     (638,481)
                                                     ===========    ==========

     There is no change to consolidated statement of cash flows.

     (d) Write-down of mining properties:

     Under both Canadian and US GAAP, property, plant and equipment must be assessed for potential impairment. Under Canadian GAAP, the impairment loss is the difference between the carrying value of the asset and its recoverable amount calculated as undiscounted estimated future net cash flows. Under US GAAP, if the undiscounted estimated future net cash flows are less than the carrying value of the asset, the impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value has been calculated as the present value of estimated future net cash flows. The resulting difference in the write-down between US and Canadian GAAP causes a change in the amount of depreciation, depletion and reclamation costs charged to earnings. During fiscal 2000, the deferred development costs were written-off which eliminated any difference between US and Canadian GAAP.

22. JUDGEMENT:

     A judgement against the Company has been issued in the state of Florida regarding a lawsuit filed against the Company in 1994. The Company incurred costs in the amount of $106,832 to settle the claim.