Form 10QSB
period 2001-03-31
ENVIRO INDUSTRIAL TECHNOLOGIES INC
filed 2001-05-15
CIK 1123832

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


                        COMMISSION FILE NUMBER 000-31543



                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      06-1579072
  (State of incorporation)                           IRS Employer ID No.

            119 West 23rd Street, Suite 508, New York, New York 10011
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 741-8512
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001, there were 13,750,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X ] No

Part I

Item 1. Financial Statements

        See attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion of certain factors affecting the results of operations, liquidity and capital resources of Enviro Industrial Technologies, Inc. ("Enviro" or the "Company") and the results of operations, liquidity and capital resources for Hedman Resources Limited ("Hedman"). As Enviro has entered into a binding letter of intent to acquire up to 100% and no less than 80% of the issued and outstanding securities of Hedman, the financial statements of Hedman have been included in this Quarterly Report on Form 10-QSB as well. You should read the following discussion and analysis in conjunction with both companies' condensed financial statements and related notes that are included herein under Item 1 above.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for the Company's products; increasing competition in the markets in which the Company does business; the Company's ability to hire, train and retain sufficient qualified personnel; the Company's ability to obtain financing on acceptable terms to finance its growth strategy; and the Company's ability to develop and implement operational and financial systems to manage its growth.

OVERVIEW


NO OPERATIONS TO DATE OF ENVIRO INDUSTRIAL TECHNOLOGIES

     Enviro was incorporated on March 31, 2000. To date, the Company's operations have been limited to becoming a reporting company and the acquisition of three unpatented mining claims in Ontario, Canada. Further, in the Company's limited operations to date, it has incurred a net loss of approximately $387,000. The Company has funded its operations principally with advances from certain of its stockholders in the amount of approximately $802,000. As Enviro has not yet begun its operations, it has not yet begun to generate any cash flows. Enviro anticipates that it may not have sufficient cash to meet its operating expenses during the next 12 months which is currently anticipated to approximate $250,000 and may have to seek funds through financing activities such as private placements or traditional bank financing.

     Enviro does not plan to conduct any product research or development during the next 12 months, but plans to further explore certain vermiculite claims it purchased in September 2000 from Krystar International, Ltd., a company organized under the laws of the Bahamas ("Krystar"), with Hedman Management overseeing such exploration. Such exploration will consist of drilling of the claim sites to pinpoint the precise location and size of the vermiculite deposits. Drilling will be ongoing and should the merger between Enviro and Hedman not occur, Enviro intends, subject to having the requisite capital, for which no assurance can be given, to explore the claims by retaining the services of other companies. The mining claims purchased from Krystar by Enviro were transferred to Enviro upon completion of certain administrative procedures at the Mining Recorder's office in Sudbury, Ontario. While the claims are in good standing and are held under the Mining Act of Ontario, any production development must be pursued under the Aggregate Resources Act of Ontario ("ARA"). The ARA pertains to all surfaces industrial mineral and sand gravel operations in Ontario except those on private land in areas undesignated by the ARA. The ARA requires that an application for an aggregate permit or license including a surveyed site plan, details of production and a rehabilitation plan be submitted. Enviro intends to submit an application to the ARA within the next 60 days. It is anticipated that it will take approximately three months for Enviro's application to be cleared by the ARA. What remains is for Enviro to strip the open pit areas of the vermiculite property, exfoliate it and transport it to the end user. Enviro is in the process of securing the necessary equipment in order to begin processing of the vermiculite in the third or fourth quarter of 2001. As the claims are unpatented (unpatented mining claims enable the holder to perform exploration work and prospecting, but no ore may be removed from the claim sites while patented mining claims enable the holder to process the ore in addition to exploration and prospecting), Enviro will be required to obtain a bulk sample permit from the Canadian government to remove and process this ore. As such permits are issued routinely, Enviro anticipates that it will obtain the permit well in advance of when it plans to begin processing the ore. Moreover, since Enviro will be able to remove the ore, the fact that the claims are unpatented will have no impact on these activities or Enviro's profits.

     Enviro does not plan to add any significant equipment or to purchase or sell any plant or other operations during the next 12 months.

     Enviro intends to maintain the current level of its employees during the next twelve months.

RESULTS OF OPERATIONS - HEDMAN (All results are in Canadian Dollars)

HEDMAN RECOGNIZES REVENUES FROM THE SALE OF PRODUCTS OF HEDMAN RESOURCES LIMITED

         Hedman's revenues come from the sale of products of Hedman Resources Limited including Superfil. Over 85% of all sales are exported to various countries including Japan, India, South America (Venezuela) and the United States. As of March 31, 2001 revenue has been generated from the sale of the balance of the "Envirofil" that was in Hedman's warehouse and the Company's new product, Superfil. The plant began production in the middle of March 2001.

THE PERIOD ENDED MARCH 31, 2001 COMPARED TO THE PERIOD ENDED MARCH 31, 2000.

Assets: Hedman's total assets were $5,222,061 as of the three months ended March 31, 2001, compared to the same period of 2000, an increase of $1,294,869, or 33%. This was primarily due to the construction of the new milling system and its Firefelt production plant. Deferred development costs in the year 2000 were written off as they were deemed to no longer have any value.

Revenues: Sales revenues totaled $90,000 for the period ended March 31, 2001 compared to $98,685 for the period ended March 31, 2000, a decrease of 9%. The plant began Superfil production in the middle of March 2001.

Cost of Sales: The cost of sales increased to $229,235 for the period ended March 31, 2001 from $109,642 in March 2000, an increase of 109%. This was due to increased haulage costs, road maintenance costs into the new pit, heating and hydro costs.

Expenses: General and administrative expenses increased 2% to $195,229 for the three months ended March 31, 2001 from $191,615 for the comparable period in 2000. Professional fees increased to $71,429 for the three months ended March 31, 2001 from $12,000 for the comparable period of 2000 or 495%. This increase was due to the Enviro transaction.

Interest Expense: Interest expense decreased from $15,836 in March 31, 2000 to $9,852 in March 31, 2001.

Net Loss: Hedman had a net loss of ($259,017) for the period ended March 31, 2001, compared to ($202,572) for the same period in 2000. The increased loss was due to increased costs for haulage, maintenance, and utilities. The net loss per share resulted in ($0.009) on March 31, 2001, compared to ($0.007) on March 31, 2000.

Cash Flows: The large increase in accounts payable and accrued liabilities is a result of including the total amount incurred for the new milling system in accounts payable carried over from year end 2000. Approximately forty percent (40%) of the increase of $2,693,777 in accrued liabilities and accounts payable for the period ended March 31, 2001, as compared to the comparable period of 2000, was due to advances from Enviro in the amount of $1,084,192.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2001, Hedman had a deficit of $9,494,957 as compared to $7,753,734 for the comparable period ended March 31, 2000. This is attributable to unprofitable operations for the period.

The Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt and/or equity financing and to increase the size of its revenues through the sale of its products.

CAPITALIZATION:

As of the end of the three months ended March 31, 2001, Hedman had 29,110,576 outstanding shares of common stock. Hedman also had 12,836,112 outstanding warrants with a value of $3,617,445.

Part II

Item 1. Legal Proceedings

        Enviro is not a party to, nor is Enviro involved in, any material litigation, nor is it aware, to the best of its knowledge, of any pending or contemplated proceedings against it by any third party or any governmental authorities.

Item 2. Changes in Securities

        There were no changes in the instruments defining the rights of security holders during the period covered by this Quarterly Report on Form 10-QSB.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon Registrant's senior securities during the period covered by this Quarterly Report on Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to Registrant's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB.

Item 5. Other Information

        Registrant is not reporting any additional matters under this Item on this Quarterly Report on Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K


EXHIBIT
NUMBER         DESCRIPTION
3.1(1)         Articles of Incorporation, as amended.

3.2(1)         Bylaws.

4.1            Specimen Stock Certificate, Common Stock.

4.2(1)         Form of Subscription Agreement.

10.1(1)        Demand Promissory Note, dated September 1, 2000 between Louis
               Lilling (as maker) and Registrant as Holder.


10.2(1)        Option Agreement by and between Registrant and Krystar International Ltd.

10.3(2)        Lease by and between Brovi Investments Limited and Hedman Resources Limited.

10.4(1)        Letter of Intent for Acquisition of Hedman Resources Limited.

10.5(2)        Amalgamation Agreement by and among Registrant, Hedman Resources
               Limited, and Enviro Industrial Technologies (Canada), Inc.

10.6(1)        Stock Option Plan

10.7(3)        Sales Agency Agreement by and between Technology Development
               Services Ltd. and Hedman Resources Limited

10.8(3)        Sales Agency Agreement by and between Alliance Financial, Ltd.
               and Hedman Resources Limited

10.9(3)        Distribution Agreement by and between Contemporary Trading and
               Investments Ltd. and Hedman Resources Limited.

10.10(3)       Sales Agency Agreement by and between Recon Industrial Products
               Ltd. and Hedman Resources Limited

10.11(3) Distribution Agreement by and between Village Building Supplies and Hedman Resources Limited.



(1) Filed with Registration Statement on Form 10-SB, (File No. 000-31543), on September 15, 2000.

(2) Filed with Amendment No. 1 to Registration Statement on Form 10-SB, (File No. 000-31543), on December 13, 2000.

(3) Filed with Amendment No. 2 to Registration Statement on Form 10-SB, (File No. 000-31543), on January 31, 2001.



(b) Registrant did not file any Forms on 8-K during the quarterly period ended March 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                                        (Registrant)


                                        May 15, 2001


                                        By: /s/ Teodosio V. Pangia
                                            ------------------------------------
                                               Teodosio V. Pangia, Chairman,
                                                      CEO & Director


                                        By: /s/ Thomas Franzone
                                            ------------------------------------
                                               Thomas Franzone, President, CFO
                                                      & Director

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)



                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                            PAGE


PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED BALANCE SHEET
            MARCH 31, 2001 (UNAUDITED)                                       F-2

          CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
            MARCH 31, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
            (UNAUDITED)                                                      F-3

          CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
          DEFICIENCY
            THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
            MARCH 31, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
            (UNAUDITED)                                                      F-4

          CONDENSED STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
            MARCH 31, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
            (UNAUDITED)                                                      F-5

          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)              F-6/9


                                      * * *

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash                                                               $   8,489
   Advances to Hedman Resources Limited                                 752,694
                                                                      ---------

      Totals                                                          $ 761,183
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                   $  63,589
   Advances from stockholders                                           801,786
                                                                      ---------
      Total liabilities                                                 865,375
                                                                      ---------

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 10,000,000 shares
     authorized; none issued                                               --
   Common stock, par value $.001 per share; 50,000,000 shares
     authorized; 13,750,000 shares issued                                13,750
   Additional paid-in capital                                           998,750
   Deficit accumulated during the exploration stage                    (387,217)
   Subscriptions receivable for 7,294,750 shares of common stock       (729,475)
                                                                      ---------
      Total stockholders' deficiency                                   (104,192)
                                                                      ---------

      Totals                                                          $ 761,183
                                                                      =========




See Notes to Condensed Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
              MARCH 31, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

                                                        Three
                                                       Months
                                                        Ended
                                                      March 31,
                                                        2001         Cumulative
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Operating expenses:
   Exploration costs                                                    190,228
   General and administrative expenses                    64,846        196,989
                                                     -----------    -----------
      Totals                                              64,846        387,217
                                                     -----------    -----------

Net loss                                             $   (64,846)   $  (387,217)
                                                     ===========    ===========

Basic net loss per share                             $      (.01)   $      (.09)
                                                     ===========    ===========

Basic weighted average common shares outstanding       5,201,594      4,111,242
                                                     ===========    ===========





See Notes to Condensed Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
             MARCH 31, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock         Additional     During the     Subscriptions Receivable
                                   -----------------------      Paid-in     Exploration     ------------------------
                                     Shares        Amount       Capital        Stage           Shares       Amount         Total
                                   ----------    ---------    ----------    ------------    ----------   ------------    ----------

Issuance of shares to founders
   effective as of March 31, 2000   3,637,500    $   3,638    $   (3,638)                         --

Issuance of shares as payment
   for legal services                 112,500          112        12,388                                                 $   12,500

Subscriptions for purchase of
   common stock                    10,000,000       10,000       990,000                    10,000,000   $ (1,000,000)

Proceeds from issuance of
   common stock                                                                                (10,000)         1,000         1,000

Net loss                                                                    $   (322,371)                                  (322,371)
                                   ----------    ---------    ----------    ------------    ----------   ------------    ----------

Balance, December 31, 2000         13,750,000       13,750       998,750        (322,371)    9,990,000       (999,000)     (308,871)

Proceeds from issuance of
   common stock                                                                             (2,395,250)       239,525       239,525

Issuance of shares as payment
   for legal services                                                                         (300,000)        30,000        30,000

Net loss                                                                         (64,846)                                   (64,846)
                                   ----------    ---------    ----------    ------------    ----------   ------------    ----------

Balance, March 31, 2001            13,750,000    $  13,750    $  998,750    $   (387,217)    7,294,750   $   (729,475)   $ (104,192)
                                   ==========    =========    ==========    ============    ==========   ============    ==========



See Notes to Condensed Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
              MARCH 31, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

                                                               Three
                                                               Months
                                                                Ended
                                                               March 31,
                                                                 2001         Cumulative
                                                              -----------    -----------

Operating activities
   Net loss                                                   $   (64,846)   $  (387,217)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Common stock issued for services                              30,000         42,500
     Changes in operating assets and liabilities -
       accounts payable                                            13,595         63,589
                                                              -----------    -----------
          Net cash used in operating activities                   (21,251)      (281,128)
                                                              -----------    -----------

Investing activities - advances to Hedman Resources Limited      (269,614)      (752,694)
                                                              -----------    -----------

Financing activities:
   Proceeds from issuance of common stock                         239,525        240,525
   Advances from stockholders                                      53,475        801,786
                                                              -----------    -----------
          Net cash provided by financing activities               293,000      1,042,311
                                                              -----------    -----------

Net increase in cash                                                2,135          8,489

Cash, beginning of period                                           6,354           --
                                                              -----------    -----------

Cash, end of period                                           $     8,489    $     8,489
                                                              ===========    ===========






See Notes to Condensed Financial Statements.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business:

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

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2001, its results of operations, changes in stockholders' deficiency and cash flows for the three months ended March 31, 2001 and the related cumulative amounts for the period from March 31, 2000 (date of inception) to March 31, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and for the period from March 31, 2000 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the period from March 31, 2000 (date of inception) to December 31, 2000 that was previously filed with the SEC.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         The Company plans to become the legal acquirer of 100% but not less than 80% of the issued and outstanding shares of common stock of Hedman Resources Limited ("Hedman") through a business combination that is expected to be accounted for as a "reverse acquisition" in which Hedman will be the accounting acquirer (see Note 6 herein).

         As of March 31, 2001, the Company's operations had been limited to organizational activities, the acquisition of mining claims and the negotiation of agreements related to the business combination with Hedman. It had not generated any revenues from operations as of that date. Accordingly, it is considered a "development stage company" for accounting purposes.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business (concluded):

         The accompanying Condensed financial statements have been prepared assuming the Company will continue as a going concern. However, as of March 31, 2001, the Company had not generated any revenues from its operations and, as a result, it had a working capital and a stockholders' deficiency of $104,192. Management believes that the Company will not generate any revenues until the reverse acquisition with Hedman is consummated. However, Hedman has also been sustaining operating losses and, as a result, it had a working capital deficiency as of March 31, 2001 and needed additional debt or equity financing to be able to continue its operations. Management believes that the Company will need total additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans to obtain such financing through private offerings of debt and equity securities. As of March 31, 2001, the Company had subscriptions receivable of $729,475 for the purchase of shares of its stock. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need if the reverse acquisition is not consummated, or any or all of the additional financing Hedman and the Company will need if the reverse acquisition is consummated, in order to continue to operate through at least March 31, 2002 or that, ultimately, it will be able to generate any profitable mining operations. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

         The accompanying Condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Net earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2001 and the period from March 31, 2000 (date of inception) to March 31, 2001.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Private placement:

         On September 2, 2000, the Company entered into agreements to sell a total of 10,000,000 shares of common stock for total consideration of $1,000,000 or $.10 per share through private placements intended to be exempt from registration under the Securities Act of 1933. As of December 31, 2000, it had received aggregate gross proceeds of $1,000 from sales of shares pursuant to the private placements and had issued 10,000 shares and, as a result, it had a balance receivable of $999,000 as of that date attributable to subscriptions for the sale of the remaining 9,990,000 shares.

         During the three months ended March 31, 2001, the Company received payments from subscribers totaling $239,525 which were attributable to the sale of 2,395,250 shares, and a subscriber provided the Company with legal services in lieu of cash payments of $30,000 for the issuance of 300,000 shares. As a result, the Company had subscriptions receivable of $729,475 as of March 31, 2001 for 7,294,750 shares of common stock which must be paid no later than September 1, 2001. The balance receivable has been included in common stock and offset by a subscription receivable in the same amount in the accompanying condensed balance sheet as of March 31, 2001.

Note 4 - Advances to and from related parties:

         As of March 31, 2001, the Company had a receivable of $752,694 as a result of advances made to Hedman and a payable of $801,786 as a result of advances from stockholders. Advances of $189,000 made to Hedman were subject to a note receivable that is due on demand and bears interest at the prime rate. The balance of the advances receivable from Hedman of $612,786 and all of the advances payable to stockholders were noninterest bearing and due on demand.

Note 5 - Income taxes:

         As of March 31, 2001, the Company had net operating loss carryforwards of approximately $387,000 available to reduce future Federal taxable income which will expire in 2020 and 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $155,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2001.

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Income taxes (concluded):

         The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000. As a result of the increases in the valuation allowance of $26,000 and $129,000 during the three months ended March 31, 2001 and the period from March 31, 2000 (date of inception) to December 31, 2000, respectively, no credits for income taxes are included in the accompanying condensed statements of operations.

Note 6 - Plan of reorganization and merger:

         As explained in Notes 1 and 8 of the notes to the Audited Financial Statements in the Form 10-KSB, pursuant to the terms of a letter of intent dated May 19, 2000 and a proposed plan of reorganization and merger (the "Plan"), the Company will become the legal acquirer of up to 100% but not less than 80% of the issued and outstanding shares of Hedman's common stock by issuing one share of its common stock for every two shares of Hedman's common stock outstanding on the date of consummation. The consummation of the Plan is subject to, among other things, stockholder, regulatory and exchange approvals.

         If the Plan is consummated based on the proposed terms, management expects that the present stockholders of Hedman will own in excess of 50% of the outstanding shares of the combined companies. Since Hedman is an operating company and its stockholders will control the combined companies, the merger will be accounted for as a purchase business combination and a "reverse acquisition" in which the Company will be the legal acquirer and Hedman will be the accounting acquirer. Accordingly, the financial statements of the combined companies will reflect the operations of Hedman before and after the consummation of the Plan and the accompanying condensed financial statements will not be comparable to the financial statements of the combined companies after the merger.


                                      * * *

HEDMAN RESOURCES LIMITED
BALANCE SHEET (Unaudited)
As at March 31, 2001
(With Comparative figures for March 31, 2000 (in Canadian $'s)

----------------------------------------------------------------------------------------------------
                                                                          2001                2000
====================================================================================================
ASSETS
Current Assets:
Cash                                                                        --         $   673,071
Accounts Receivable                                                     89,978             120,849
Inventory (notes 2 and 3)                                              270,230             180,041
Prepaid Expenses                                                        13,040                  --
----------------------------------------------------------------------------------------------------
                                                                       370,247             973,960
Plant, Property and Equipment (net of amortization)(note 4)          4,662,598           2,235,201
Mining Properties (note 5)                                             189,215             134,282
Deferred Development Costs (note 6)                                         --             583,749
----------------------------------------------------------------------------------------------------
                                                                   $ 5,222,061         $3 ,927,192
====================================================================================================
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Bank Indebtness                                                        218,764                  --
Accounts payable and accrued liabilities                             2,876,012             182,235
Long term Debt                                                              --             492,800
current portion of long-term debt                                      475,200              79,200
Advances from related parties                                               --                  --
Shareholders Equity:
Share Capital: Authorized and Outstanding                            9,361,952           9,141,602
Contributed  Surplus                                                 1,785,089           1,785,089
Deficit                                                             (9,494,957)         (7,753,734)
----------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS                      $ 5,222,061         $ 3,927,192
====================================================================================================


On behalf of the board of Directors

                                              Director


                                              Director

HEDMAN RESOURCES LIMITED
STATEMENT OF OPERATIONS AND DEFICIT, (Unaudited)
For the three months ended March 31, 2001
(With Comparative figures for March 31, 2000) (in Canadian $'s)

---------------------------------------------------------------------------
                                                2001                2000
===========================================================================
REVENUES
Sales Revenue (note 14)                  $   165,446         $    98,685
Other Revenues
Cost of Sales                               (229,235)           (109,642)
===========================================================================
                                             (63,788)            (10,957)

EXPENSES
Administration Costs                          42,338              42,618
Administration Wages and Benefits             61,922              40,419
Sales, Marketing and Research                  9,687               7,353
Amortization and Depreciation                     --              50,520
Municipal Taxes                                   --              22,869
Interest on Long-term debt                     9,852              15,836
Professional Fees                             71,429              12,000
---------------------------------------------------------------------------
                                             195,229             191,615
===========================================================================
Loss for the period                         (259,017)           (202,572)
Deficit, beginning of the period          (9,235,940)         (7,551,163)
---------------------------------------------------------------------------
Deficit, at the end of the period        $(9,494,957)        $(7,753,734)
===========================================================================

---------------------------------------------------------------------------
Loss per Share                           $    (0.009)        $    (0.007)
===========================================================================


see accompanying notes to financial statements

HEDMAN RESOURCES LIMITED
STATEMENT OF CHANGES IN FINANCIAL POSITION, (Unaudited)
For the Three months ended March 31, 2001 (in Canadian $'s)
(With Comparative figures for March 31, 2000)

----------------------------------------------------------------------------------------------
                                                                 2001                  2000
==============================================================================================
CASH PROVIDED BY (USED IN): OPERATIONS
Loss for the period                                         $(259,017)          $  (202,572)
Items not involving cash:
Depreciation and amortization                                      --                50,520
----------------------------------------------------------------------------------------------
                                                             (259,017)             (172,100)
==============================================================================================
Change in non-cash operating working capital:
Accounts receivable                                           (49,463)              (58,631)
Inventory                                                     (50,448)               (8,992)
Prepaid Expenses                                                   --                    --
Accounts Payable and accrued liabilities                      715,550               (66,390)
----------------------------------------------------------------------------------------------
                                                              356,622              (134,013)
==============================================================================================
FINANCING:
Issue of Share Capital                                        106,683             1,835,656
Subscriptions (Private Placement)                                  --              (882,372)
Short term Loans                                                   --               (23,630)
Advances from related parties                                (390,000)              (13,083)
Loan Payments                                                 (17,600)                   --
Current Portion of Long term Debt                                  --                    --
----------------------------------------------------------------------------------------------
                                                             (300,917)              916,571
==============================================================================================
INVESTMENTS:
Purchase of capital assets                                   (317,113)             (407,523)
----------------------------------------------------------------------------------------------
Mineral Properties                                             (2,000)                   --
==============================================================================================
                                                             (319,113)             (407,523)
==============================================================================================
Increase (decrease) in cash position                         (263,408)              222,984
Cash (bank indebtedness), beginning of the period              44,644               450,086
----------------------------------------------------------------------------------------------
CASH (BANK INDEBTEDNESS), END OF THE PERIOD                 $(218,764)          $   673,071
==============================================================================================


See accompanying notes to financial statements.

HEDMAN RESOURCES LIMITED
Notes to the financial statements, page 1
For the three months ended March 31, 2001 (in Canadian $'s)

1. GOING CONCERN:

         These financial statements have prepared on a going concern basis and do not include any adjustments to the measurement and classification of recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern. The Company has experienced several continuous years of operating losses, is in a negative working capital position and has significant capital purchase commitments which will come due within one year. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support from its lenders and creditors including new financing. The Company is also dependent on an infusion of equity from potentials shareholders. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

During the year (2000) the Company has entered into a binding letter of intent with Enviro Industrial Technologies Inc. ("Enviro"), a U.S. company. Enviro agreed to acquire up to all of the issued and outstanding common shares of the Company in exchange for common stock of Enviro on a one for one basis after a two for one share consolidation by the Company. Enviro was incorporated in the State of Delaware on March 31, 2000 and plans to enter the mining and industrial mineral processing business.

2. SIGNIFICANT ACCOUNTING POLICIES:

         The financial statements are prepared by management in accordance with Canadian generally accepted accounting principles and, except as described in note 21, conform in all material respects with accounting principles generally accepted in the United States. This summary of significant accounting policies is a description of the accounting methods and practices that have been used in the preparation of these financial statements and is presented to assist the reader in interpreting the statements contained herein.

(A)      Revenue recognition:

         Revenue from sales is recognized when goods are shipped to customers and title transfers.

(B)      Inventory:

         Inventories of broken ore and refined and converted products are valued at the lower of average cost and net realizable value.

(C)      Supplies and Prepaid Expenses:

         Consumable supplies and spares are valued at the lower of weighted average cost or replacement value.

Hedman Resources Limited
Notes to the financial statements, page 2
For the three months ended March 31, 2001 (in Canadian $'s)


(D)      Property, plant and equipment:

         Property, plant and equipment are being amortized on a straight-line basis using the following annual rates:

==================================================================================================
                             Buildings                                                4%
                             Equipment                                                4%
                             Office Equipment                                         20%
                             Vehicles                                                 30%
                             Computers                                                30%
===================================================================================================


(E)      Foreign Currency Translation:

         Foreign currencies are translated to Canadian dollars as follows - monetary assets and liabilities at the rates of exchange prevailing at the balance sheet date, non-monetary assets and liabilities are translated at historical exchange rates and revenue and expenditures at the rate of exchange prevailing on the dates of transactions. The resulting gains and losses are included in income.

(F)      Reclamation Costs:

         Estimated future reclamation costs, including site restoration where reasonably determinable, will be charged against earnings as incurred.


(G)      Uses of estimates:

         The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.


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

HEDMAN RESOURCES LIMITED
Notes to the financial statements, Page 3
For the three months ended March 31, 2001 (in Canadian $'s)


3. INVENTORY: The inventory consists of:

-----------------------------------------------------------------------------------------------------------
                                                                     March    2001          March   2000
Processed Ore                                                               12,984                 7,078
Stores                                                                      70,692                93,084
Raw Materials                                                              186,553                79,878
-----------------------------------------------------------------------------------------------------------
                                                                     $     270,230          $    180,041
===========================================================================================================

4. PROPERTY, PLANT AND EQUIPMENT:

                                                                                        2001                   2000
                                                          Accumulated               Net Book               Net Book
                                Assets at cost           Depreciation                  Value                  Value
======================================================================================================================
Land                                     5,236                                         5,236                  5,236
Buildings                            1,223,371              (507,515)                715,856                620,108
Firefelt Building                      899,372               (20,930)                878,442                878,442
Equipment                            5,127,150            (2,078,956)              3,048,194                717,740
Computers                               20,192               (10,731)                  9,461                  3,380
Office Equipment                         4,173                (4,029)                    144                    292
Vehicles                                21,060               (15,795)                  5,265                 10,004
----------------------------------------------------------------------------------------------------------------------
                                $    7,291,562          $ (2,637,956)            $ 4,662,598            $  2,235,201
======================================================================================================================

5. MINERAL PROPERTY ACQUISITIONS:

The mineral property acquisitions consist of:

----------------------------------------------------------------------------------------------------------------------
                                                                                   2001                  2000
======================================================================================================================
Townships of Warden and Munro, Ontario, 21 leased mining                      $ 189,215             $ 134,282
claims.  Township of  Horwood, Ontario, 2 leased mining claims.
======================================================================================================================

HEDMAN RESOURCES LIMITED
Notes to the financial statements, Page 4
For the three months ended March 31, 2001 (in Canadian $'s)

6. DEFERRED DEVELOPMENT COSTS:

The amount reported as deferred development costs relate to costs incurred to bring the operation into commercial production. Commencing in 1972, the deferred development expenditures were being amortized using a units-of-production method based on tons of product shipped. The deferred costs were written-off as they were deemed to have no value with the new pit and substantial investment the Company made in the new milling production system.

7. LONG-TERM DEBT:

----------------------------------------------------------------------------------------------------------------------
                                               Interest Rate       Due Date                  2001              2000
======================================================================================================================
Business Development Bank of Canada                 Floating           2005               475,200           572,000
                                                Base + 2.50%
Current Portion on long-term                                                                   --            79,200
----------------------------------------------------------------------------------------------------------------------
                                                                                          475,200           492,800
======================================================================================================================

The loan payable to the Business Development Bank of Canada is secured by a first mortgage on land, buildings and equipment, a first mortgage on the mining leases and an assignment of $600,000 insurance on the life of the president of the Company.

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

Principal payments required to retire the outstanding long-term debt are as follows:

               2001                          $ 105,600
               2002                            105,600
               2003                            105,600
               2004                            105,600
               2005                             52,800
       ------------------------------------------------------
                                             $ 475,200
       ======================================================


8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities includes $1,084,192 (2000 - $ 819,812) advanced from Enviro Industrial Technologies Inc., which is unsecured, bears no interest, and has no specified terms of repayment.

9.  ADVANCES FROM SHAREHOLDERS:

The advances from shareholders are unsecured, bear interest at 9.25% and are to be paid within one year.

HEDMAN RESOURCES LIMITED
Notes to the financial statements, page 5
For the three months ended March 31, 2000 (in Canadian $'s)


10. SHARE CAPITAL

a)       Authorized
                  unlimited number of common shares
                  unlimited special shares

b)       Issued - common

-------------------------------------------------------------------------------------------------------------------
                                                     Shares             2001             Shares                2000
===================================================================================================================
For Cash                                         28,631,368        9,255,269         22,667,716           7,305,946
For Leased Mineral Property
For Debt  Settlement
===================================================================================================================
                                                                                     22,667,716           7,305,946
Issued during the year for cash:
common shares                                                                         5,305,319           1,835,656

warrants exercised                                  479,208          106,683
options exercised
-------------------------------------------------------------------------------------------------------------------
                                                 29,110,576       $9,361,952         28,703,035         $ 9,141,602

===================================================================================================================


All stock options to employees and directors were granted at the then fair market value or greater than fair market value.

c) As at March 31, 2001 there are no outstanding options to purchase common shares of the Company.

d) As at March 31, 200 there are 12,986,112 share purchase warrants outstanding.

--------------------------------------------------------------------------------------------------------------------
Expiry Date of Warrants                                                             Price          Number of Shares
===================================================================================================================
July 12, 2001                                                                        0.20                 7,680,793
February 22, 2002                                                                    0.40                 5,305,319
--------------------------------------------------------------------------------------------------------------------
                                                                                                         12,986,112
===================================================================================================================

11. RELATED PARTY TRANSACTIONS

During (2000), the Company incurred office expenses of $nil (1999 - $3,000) and also incurred $52,983 of expenses for site preparation and maintenance with a corporation controlled by a director of Hedman Resources Limited.

The Company leased its office space from a company controlled by a shareholder of the Company.

HEDMAN RESOURCES LIMITED
Notes to the financial statements, page 6
As at March 31, 2000 (in Canadian $'s)

12. CONTINGENT LIABILITIES:

The Company has been named as a co-defendant in a number of class actions suits in the United States relative to sales of product made between 1974 and 1979. To date, the Company's insurance companies have paid for legal and settlement amounts in relation to these matters. Should the total indemnity limits of the Company's insurance policies become exhausted, it is the position of the insurance company that its defense obligation will come to an end. The total amount of claims outstanding significantly exceeds the remaining insurance coverage. However, it is not possible to estimate the amount, if any, of the Company's liability exposure.

13. INCOME TAXES:

The company has available non-capital losses carry forward for income tax purposes in the aggregate of $5,853,522 which are available to reduce future years earnings. No tax benefits pertaining to these losses has been recognized in the accounts. These losses expire as follows:

         2001                 510,521
         2002                 871,174
         2003                 576,921
         2004                 933,177
         2005                 426,319
         2006                 581,270
         2007            $  1,954,140
       =================================
                         $  5,853,522
       =================================

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

14. SEGMENTED INFORMATION:

Exported sales during the period amounted to $71,500 (2000 - $88,500).


15. LOSS PER SHARE AMOUNTS:

Basic earnings per share are based on the weighed average number of common shares outstanding calculated on an annual basis. The effects of the exercise of the options and warrants outstanding at the end of the period are antidilutive; therefore, the fully diluted loss per share is not presented.

HEDMAN RESOURCES LIMITED
Notes to the financial statements page 7
As at March 31, 2001 (in Canadian $'s)

16. FUTURE SITE RESTORATION AND REMOVALS:

The Company, in conjunction with the Ministry of Northern Development and Mines, has agreed to a future site restoration plan. The plan requires the Company to make an initial payment of $20,000, pledge certain equipment assets as security and make payments of $2.25 per ton milled to a maximum of $262,000.


17. COMPARATIVE FIGURES:

Certain of the 2000 figures have been restated to conform with the presentation adopted in 2001.


18. ADMINISTRATION COSTS:

The municipal taxes with the Corporation of The Township of Black River Matheson are in arrears. As part of the loan agreement with the Business Development Bank of Canada, ("BDC") property taxes must remain current. However, the Company has obtained a waiver from the BDC for a period of one year.


19. COMMITMENTS:

The Company has signed a contract to acquire a firefelt production plant from an overseas supplier for an estimated cost of $3,200,000. The Company has advanced approximately $900,000 of the estimated cost to the supplier and is awaiting delivery and installation of the plant in late 2001. The Company has negotiated to finance a maximum of 75%, or $2,250,000 CDN of the sales contract from the supplier. The proposed credit facility is to be repayable in ten equal semi-annual instalments, commencing six months after the plant is put into production. The proposed initial rate is based on a floating interest rate of three month LIBOR plus 1.5% payable quarterly on the drawn-down balance of the credit facility. Upon drawing of the credit facility, the Company has the option to switch to a fixed interest rate to be negotiated at such time.

(B) The Company has leased office space in North York , Ontario for a period of five years ending in August 2005. The annual rent, excluding common area costs and municipal taxes, to be paid for this space is $22,000.


20. FINANCIAL INSTRUMENTS:

The fair values of the accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the short period to maturity. The carrying value of the long-term debt approximates its fair value based on borrowing rates presently available to the Company for loans with similar terms and maturities.

21. SUBSEQUENT EVENTS:

Subsequent to the end of the period, the Company issued a Convertible Debenture valued at $1, 060,948 in exchange for loans from certain shareholders. This Debenture matures April 27, 2003 and bears interest at the rate of prime plus 2%. The Debenture is convertible to Company shares at $0.38 per share.