Form 10QSB
period 2001-06-30
ENVIRO INDUSTRIAL TECHNOLOGIES INC
filed 2001-08-20
CIK 1123832

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                        COMMISSION FILE NUMBER 000-31543

                      ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)
                                    Delaware
                            (State of incorporation)
                                   06-1579072
                                 IRS Employer ID

          No. 119 West 23rd Street, Suite 508, New York, New York 10011
                    (Address of Principal Executive Offices)
                                 (212) 741-8512
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001, there were 13,750,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format: [ ] Yes [X ] No

Part I

Item 1. Financial Statements

         The unaudited financial statements of the Registrant for the period ended June 30, 2001 are attached hereto as Exhibit 99.1.

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

OVERVIEW OF OPERATIONS TO DATE OF ENVIRO INDUSTRIAL TECHNOLOGIES

          Enviro was incorporated on March 31, 2000. To date, the Company's operations have been limited to becoming a reporting company and the acquisition of three unpatented mining claims in Ontario, Canada. Further, in the Company's limited operations to date, it has incurred a net loss of approximately $418,000. The Company has funded its operations principally with advances from certain of its stockholders in the amount of approximately $802,000. As Enviro has not yet begun its operations, it has not yet begun to generate any cash flows. Enviro anticipates that it may not have sufficient cash to meet its operating expenses during the next 12 months which are currently anticipated to approximate $250,000 and may have to seek funds through financing activities such as private placements or traditional bank financing. Enviro does not plan to conduct any product research or development during the next 12 months, but plans to further explore certain vermiculite claims it purchased in September 2000 from Krystar International, Ltd., a company organized under the laws of the Bahamas ("Krystar"), with Hedman Management overseeing such exploration. Such exploration will consist of drilling of the claim sites to pinpoint the precise location and size of the vermiculite deposits. Drilling will be ongoing and should the merger between Enviro and Hedman not occur, Enviro intends, subject to having the requisite capital, for which no assurance can be given, to explore the claims by retaining the services of other companies. The mining claims purchased from Krystar by Enviro were transferred to Enviro upon completion of certain administrative procedures at the Mining Recorder's office in Sudbury, Ontario. While the claims are in good standing and are held under the Mining Act of Ontario, any production development must be pursued under the Aggregate Resources Act of Ontario ("ARA"). The ARA pertains to all surfaces industrial mineral and sand gravel operations in Ontario except those on private land in areas undesignated by the ARA. The ARA requires that an application for an aggregate permit or license including a surveyed site plan, details of production and a rehabilitation plan be submitted. Enviro submitted such an application during the second quarter of 2001. It is anticipated that it will take approximately three months for Enviro's application to be cleared by the ARA. What remains is for Enviro to strip the open pit areas of the vermiculite property, exfoliate it and transport it to the end user. Enviro is in the process of securing the necessary equipment in order to begin processing of the vermiculite in the third or fourth quarter of 2001. As the claims are unpatented (unpatented mining claims enable the holder to perform exploration work and prospecting, but no ore may be removed from the claim sites while patented mining claims enable the holder to process the ore in addition to exploration and prospecting), Enviro will be required to obtain a bulk sample permit from the Canadian government to remove and process this ore. As such permits are issued routinely, Enviro anticipates that it will obtain the permit well in advance of when it plans to begin processing the ore. Moreover, since Enviro will be able to remove the ore, the fact that the claims are unpatented will have no impact on these activities or Enviro's profits. Enviro does not plan to add any significant equipment or to purchase or sell any plant or other operations during the next 12 months. Enviro intends to maintain the current level of its employees during the next twelve months.

RESULTS OF OPERATIONS - HEDMAN

         The unaudited financial statements for Hedman Resources Limited for the period ended June 30, 2001 are attached to this Quarterly Report on Form 10-QSB as Exhibit 99.2.

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

         THE PERIOD ENDED JUNE 30, 2001 COMPARED TO THE PERIOD ENDED June 30, 2000.

         Assets: Hedman's total assets were $5,314,255 as of the six months ended June 30, 2001, compared to the same period of 2000, an increase of $1,664,118. This was primarily due to the construction of the new milling system and its Firefelt production plant. Deferred development costs in the year 2000 were written off as they were deemed to no longer have any value. Revenues:
Sales revenues totaled $242,406 for the period ended June 30, 2001 compared to $202,029 for the period ended June 30, 2000. The plant began Superfil production in the middle of March 2001.

         Cost of Sales: The cost of sales increased to $309,184 for the period ended June 30, 2001 from $281,423 in the same period in June of 2000. This was due to increased haulage costs, road maintenance costs into the new pit, heating and hydro costs.

         Expenses: Professional fees increased to $112,448 for the six months ended June 30, 2001 from $32,502 for the comparable period of 2000. This increase was due to the Enviro transaction.

         Interest Expense: Interest expense decreased from $ 26,716 in June 30, 2000 to $9,852 in June 30, 2001.

         Net Loss: Hedman had a net loss of ($686,411) for the period ended June 30, 2001, compared to ($497,554) for the same period in 2000. The increased loss was due to increased costs for haulage, maintenance, and utilities. The net loss per share resulted in ($0.018) on June 30, 2001, compared to ($0.018) on June 30, 2000.

         Cash Flows: The large increase in accounts payable and accrued liabilities is a result of including the total amount incurred for the new milling system in accounts payable carried over from year end 2000.

 LIQUIDITY AND CAPITAL RESOURCES

         As at June 30, 2001, Hedman had a deficit of $(9,913,021) as compared to $(8,048,716) for the comparable period ended June 30, 2000. This is attributable to unprofitable operations for the period. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt and/or equity financing and to increase the size of its revenues through the sale of its products.

CAPITALIZATION

          As of the end of the six months ended June 30, 2001, Hedman had 32,665,176 outstanding shares of common stock. Hedman also had 11,724,445 outstanding share purchase warrants expiring in July of 2001 and February of 2002, as of June 30, 2001.

Part II

Item 1. Legal Proceedings. Enviro is not a party to, nor is Enviro involved in, any material litigation, nor is it aware, to the best of its knowledge, of any pending or contemplated proceedings against it by any third party or any governmental authorities.

Item 2. Changes in Securities. There were no changes in the instruments defining the rights of security holders during the period covered by this Quarterly Report on Form 10-QSB.

Item 3. Defaults Upon Senior Securities. There were no defaults upon Registrant's senior securities during the period covered by this Quarterly Report on Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders. No matters were submitted to Registrant's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB.

Item 5. Other Information. Registrant is not reporting any additional matters under this Item on this Quarterly Report on Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K

(a) Registrant's financial statements are attached hereto as Exhibit 99.1, and the financial statements of Hedman Resources Limited are attached hereto as
Exhibit 99.2.

(b) Registrant did not file any Forms on 8-K during the quarterly period ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ENVIRO INDUSTRIAL TECHNOLOGIES, INC.
(Registrant)

August 20, 2001

By: /s/ Teodosio V. Pangia
Teodosio V. Pangia, Chairman, CEO & Director

By: /s/ Thomas Franzone
Thomas Franzone, President, CFO & Director