Form 10QSB/A
period 2001-03-31
ENVIRO INDUSTRIAL TECHNOLOGIES INC
filed 2001-08-27
CIK 1123832

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

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

Revenues: Sales revenues totaled $165,446 for the period ended March 31, 2001 compared to $98,685 for the period ended March 31, 2000, an increase of 67.6%. The plant began Superfil production in the middle of March 2001, sakes if Superfil totaled approximately $39,000 in the period ended March 31, 2001.

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


                                        August 27, 2001


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


                                      * * *

HEDMAN RESOURCES LIMITED
BALANCE SHEET (Unaudited)
As at March 31, 2001
(With Comparative figures for March 31, 2000 (in Canadian $'s)

----------------------------------------------------------------------------------------------------
                                                                          2001                2000
====================================================================================================
ASSETS
Current Assets:
Cash                                                                        --         $   673,071
Accounts Receivable                                                     89,978             120,849
Inventory (notes 2 and 3)                                              270,230             180,041
Prepaid Expenses                                                        13,040                  --
----------------------------------------------------------------------------------------------------
                                                                       370,247             973,960
Plant, Property and Equipment (net of amortization)(note 4)          4,662,598           2,235,201
Mining Properties (note 5)                                             189,215             134,282
Deferred Development Costs (note 6)                                         --             583,749
----------------------------------------------------------------------------------------------------
                                                                   $ 5,222,061         $3 ,927,192
====================================================================================================
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Bank Indebtness                                                        218,764                  --
Accounts payable and accrued liabilities                             2,876,012             182,235
Long term Debt                                                              --             572,000
current portion of long-term debt                                      475,200             572,000
Advances from related parties                                               --                  --
Shareholders Equity:
Share Capital: Authorized and Outstanding                            9,361,952           9,141,602
Contributed  Surplus                                                 1,785,089           1,785,089
Deficit                                                             (9,494,957)         (7,753,734)
----------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS                      $ 5,222,061         $ 3,927,192
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

7. LONG-TERM DEBT:

----------------------------------------------------------------------------------------------------------------------
                                               Interest Rate       Due Date                  2001              2000
======================================================================================================================
Business Development Bank of Canada                 Floating           2005               475,200           572,000
                                                Base + 2.50%
Current Portion on long-term                                                                   --           572,000
----------------------------------------------------------------------------------------------------------------------
                                                                                          475,200                 0
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

21. SUBSEQUENT EVENTS:

Subsequent to the end of the period, the Company issued a Convertible Debenture valued at $1, 060,948 in exchange for loans from certain shareholders. This Debenture matures April 27, 2003 and bears interest at the rate of prime plus 2%. The Debenture is convertible to Company shares at $0.38 per share, the value of Hedman's stock when the debentures were issued.